Form 10-Q
period 2013-06-30
Playbutton Acquisition Corp.
filed 2013-10-01
CIK 1561299

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________.

Commission file number: 333-188611

Playbutton Corporation

(Exact name of registrant as specified in its charter)

Delaware	46-1186821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification no.)

37 W. 28th St., 3rd Floor

New York, New York 10001

(Address of principal executive offices, including zip code)

(212) 574-4401

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of September 30, 2013, 7,529,250 shares of the common stock of Playbutton Corporation were outstanding.

		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets	3

	Statements of Operations	4

	Statements of Stockholders’ Equity	5

	Statements of Cash Flows	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

	PART II – OTHER INFORMATION

Item 6.	Exhibits	26

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements

Playbutton Corporation

Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)

Assets:
Cash	$1,612,606	$2,138,675
Accounts receivable, net	15,266	20,548
Accounts receivable - related parties, net	8,353	9,488
Inventories	3,174	1,100
Prepaid expenses and other current assets	95,583	7,776
Due from related party	250	250
Total current assets	1,735,232	2,177,837

Total assets	$1,735,232	$2,177,837

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable and accrued expenses	$111,765	$70,093
Advances from related party	–	450
Total current liabilities	111,765	70,543

Commitments and Contingencies

Stockholders' Equity:
Common stock par value $0.0001: 25,000,000 shares authorized; 7,528,150 and 7,500,000 shares issued and outstanding, respectively	753	750
Additional paid in capital	3,216,290	3,173,238
Accumulated deficit	(1,593,576)	(1,066,694)
Total stockholders' equity	1,623,467	2,107,294

Total Liabilities and Stockholders' Equity	$1,735,232	$2,177,837

 See accompanying notes to the consolidated financial statements.

Playbutton Corporation

Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales
Product sales- net	$27,928	$328,467	$62,466	$427,250
Product sales related party- net	500	4,800	3,920	4,800
Shipping revenue	1,422	13,639	2,384	17,368
Total	29,850	346,906	68,770	449,418

Cost of sales	27,219	294,010	57,388	372,944

Gross profit	2,631	52,896	11,382	76,474

Operating expenses
Compensation	105,158	50,283	208,641	92,091
Professional fees	112,867	20,447	139,222	34,543
General and administrative expenses	77,415	31,831	140,180	101,498
Total operating expenses	295,440	102,561	488,043	228,132

Loss from operations	(292,809)	(49,665)	(476,661)	(151,658)

Other income (expenses)
Registration rights liquidated damages	(52,248)	–	(52,248)	–
Interest income	1,265	18	2,027	18
Miscellaneous income	–	98	–	169
Total other income (expense)	(50,983)	116	(50,221)	187

Loss before income tax provision	(343,792)	(49,549)	(526,882)	(151,471)

Income tax provision	–	–	–	–

Net loss	$(343,792)	$(49,549)	$(526,882)	$(151,471)

Net loss per common share - basic and diluted	$(0.05)	$(0.01)	$(0.07)	$(0.04)

Weighted average common shares outstanding -basic and diluted	7,515,733	3,384,079	7,507,943	3,384,079

 See accompanying notes to the consolidated financial statements.

Playbutton Corporation

Consolidated Statement of Stockholders' Equity

For the Year Ended December 31, 2012 and for the Period Ended June 30, 2013

(Unaudited)

	Common Stock: Par Value $0.0001		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2011	3,384,079	$338	$249,912	$(151,471)	$98,779

Common stock issued for cash	723,546	72	1,428		1,500

Common stock and warrants issued for cash	2,500,000	250	2,499,750		2,500,000

Common stock issued for intellectual property and compensation	892,375	89	703,102		703,191

Stock options issued for services			6,588		6,588

Stock issuance costs			(287,541)		(287,541)

Net loss				(1,045,079)	(1,045,079)
Balance, December 31, 2012	7,500,000	750	3,173,238	(1,066,694)	2,107,294

Common stock and warrants issued for cash	28,150	3	28,147		28,150

Stock options issued for services			14,905		14,905

Net loss				(526,882)	(526,882)
Balance, June 30, 2013	7,528,150	$753	$3,216,290	$(1,593,576)	$1,623,467

See accompanying notes to the consolidated financial statements.

Playbutton Corporation

Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(526,882)	$(151,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	14,905	–
Changes in operating assets and liabilities:
Accounts receivable	5,282	(77,984)
Accounts receivable - related parties	1,135	–
Inventories	(2,074)
Prepaid expenses and other current assets	(87,807)	2,173
Accounts payable and accrued expenses	41,672	(6,740)
Net Cash Used in Operating Activities	(553,769)	(234,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	28,150	–
Advances from (repayments to) related party	(450)	(1,065)
Net Cash Provided by (Used in) Financing Activities	27,700	(1,065)

Net Change in Cash	(526,069)	(235,087)

Cash - Beginning of Period	2,138,675	281,104

Cash - End of Period	$1,612,606	$46,017

SUPPLEMENTARY CASH FLOW INFORMATION:
Income taxes paid	$–	$–
Interest paid	$–	$–

See accompanying notes to the consolidated financial statements.

Playbutton Corporation

June 30, 2013 and 2012

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Nature of Operations

Playbutton Corporation

Playbutton Corporation (the “Company”) was incorporated on October 12, 2012 under the laws of the State of Delaware under the name Playbutton Acquisition Corp. On February 21, 2013, the Company changed its name to Playbutton Corporation. The Company was formed for the sole purpose of acquiring Playbutton, LLC, a Delaware limited liability company (“Playbutton LLC”) engaging in the business of marketing its core product, the Playbutton, a customizable music player housed in a branded, wearable button.

Playbutton, LLC

Playbutton, LLC was organized as a Limited Liability Company on September 8, 2011 under the laws of the State of Delaware.

Acquisition of Playbutton, LLC (“LLC”) by Playbutton Acquisition Corp.

On October 15, 2012, the Company entered into and on December 18, 2012 consummated a unit exchange agreement (“Unit Exchange”) with Playbutton LLC and the members of Playbutton LLC. The Company issued 3,384,079 shares of the Company’s common stock to the members of Playbutton LLC in exchange for the members to transfer all of the outstanding membership units of Playbutton LLC.

As a result of the controlling financial interests of the former members of Playbutton LLC, for financial statement reporting purposes, the merger between the Company and Playbutton LLC has been treated as a reverse acquisition with Playbutton LLC deemed the accounting acquirer and the Company deemed the accounting acquiree under the acquisition method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse acquisition is deemed a capital transaction and the net assets of Playbutton LLC (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the acquisition. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Playbutton LLC which are recorded at their historical cost. The equity of the Company is the historical equity of Playbutton LLC retroactively restated to reflect the number of shares issued by the Company in the transaction.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Unaudited interim financial information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2012 and notes thereto contained in the information filed as part of the Company’s Registration Statement on Pre-Effective Amendment No. 2 to Form S-1 on August 1, 2013 which became effective on August 12, 2013.

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

Playbutton Corporation

June 30, 2013 and 2012

Notes to Consolidated Financial Statements

(Unaudited)

The consolidated financial statements include all accounts of the entities as of the reporting period ending date(s) and for the reporting period(s) as follows:

Entity	Reporting period ending date(s) and reporting period(s)

Playbutton Corporation	As of June 30, 2013 and December 31, 2012 and for the period from January 1, 2013 through June 30, 2013

Playbutton LLC	As of June 30, 2013 and December 31, 2012, and for the six months ended June 30, 2013 and 2012

All inter-company balances and transactions have been eliminated.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful life of office equipment; underlying assumptions to estimate the fair value of warrants and options; income tax rate, income tax provision, deferred tax assets and the valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Playbutton Corporation

June 30, 2013 and 2012

Notes to Consolidated Financial Statements

(Unaudited)

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholders and management services from stockholder, if any, due to their related party nature.

Fair Value of Non-Financial Assets or Liabilities Measured on a Recurring Basis

The Company’s non-financial assets include inventories. The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors. Excess quantities are identified through evaluation of inventory aging, review of inventory turns and historical sales experiences. The Company provides lower of cost or market reserves for such identified excess and slow-moving inventories. The Company establishes a reserve for inventory shrinkage, if any, based on the historical results of physical inventory cycle counts.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any.

The Company does not have any off-balance-sheet credit exposure to its customers.

Playbutton Corporation

June 30, 2013 and 2012

Notes to Consolidated Financial Statements

(Unaudited)

Inventories

Inventory Valuation

The Company values inventories, consisting of finished goods, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method for finished goods. Cost of finished goods comprises direct materials, and freight. The Company reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value.  Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

Inventory Obsolescence and Markdowns

The Company evaluates its current level of inventories considering historical sales and other factors and, based on this evaluation, classify inventory markdowns in the income statement as a component of cost of goods sold pursuant to Paragraph 420-10-S99 of the FASB Accounting Standards Codification to adjust inventories to net realizable value. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

Playbutton Corporation

June 30, 2013 and 2012

Notes to Consolidated Financial Statements

(Unaudited)

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

Our product revenue includes revenue associated with the sale of our core product, the Playbutton, a customizable music player housed in a branded, wearable button.

The Company records revenue for products immediately when the product is shipped.

Product sales do not include maintenance or service contracts.

There is no right of return for products.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

Playbutton Corporation

June 30, 2013 and 2012

Notes to Consolidated Financial Statements

(Unaudited)

•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Playbutton Corporation

June 30, 2013 and 2012

Notes to Consolidated Financial Statements

(Unaudited)

•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a share option and similar instrument that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Income Tax Provision

The Company follows paragraph 740-10-30-2 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

Playbutton Corporation

June 30, 2013 and 2012

Notes to Consolidated Financial Statements

(Unaudited)

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the six months ended June 30, 2013 or 2012.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

The Company had the following potential common stock equivalents at June 30, 2013:

Common stock options, exercise price of $1.00	150,000
Common stock warrants, exercise price of $1.50	1,264,075
Total common stock equivalents	1,414,075

The Company had the following potential common stock equivalents at December 31, 2012:

Common stock warrants, exercise price of $1.50	1,250,000
Total common stock equivalents	1,250,000

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Playbutton Corporation

June 30, 2013 and 2012

Notes to Consolidated Financial Statements

(Unaudited)

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Playbutton Corporation

June 30, 2013 and 2012

Notes to Consolidated Financial Statements

(Unaudited)

Note 3 – Intangible Assets

On December 18, 2012, Playbutton, LLC, a wholly owned subsidiary of the Company, acquired Intellectual Property from Parte, LLC, (“Parte”) (a related party), the owner of the patents, trademark and other proprietary rights relating to portable digital music players (the "Playbutton Product”).

Under the terms of the acquisition agreement, Parte sold and assigned to Playbutton, LLC all right, title and interest in and to all patents, trademark and other propriety rights relating to the Playbutton Product in consideration of 892,375 shares of Company common stock, valued at $0, which is the basis of the predecessor, a significant shareholder.

Note 4 – Related Party Transactions

Licensing and Royalty Agreement

On September 20, 2011, Playbutton, LLC entered into a license agreement with Parte pursuant to which Parte granted Playbutton, LLC the exclusive rights to use the patents, trademark and other proprietary rights relating to the Playbutton product in all areas of the world other than Japan, Taiwan and South Korea.

Under the terms of the Agreement the Company was required to pay quarterly royalty fees as follows:

The Royalty Rate was 5% of Net sales of the licensed products made through a web based customization site and 7% of Net sales of the licensed products sold via other sales channels.

The Company incurred $0 and $8,939 of royalty expenses for the six months ended June 30, 2013 and 2012, respectively. Royalty expenses are included in general and administrative expenses on the Statement of Operations.

In April 2012, the license agreement with Parte was amended and royalties were no longer being charged. In December 2012, the license agreement was terminated.

Consulting Agreement

On December 20, 2012, the Company entered into a consulting agreement with Parte to provide marketing and business development services. Parte is to be compensated $4,000 per month for its services. The Company compensated Parte $24,808 under this agreement during the period January 1, 2013 through June 30, 2013.

Office Lease

The Company subleases its office space on a month-by-month basis from a non-profit organization affiliated with the Company’s largest shareholder. Monthly rental amounts are adjusted based on occupancy. At June 30, 2013 the monthly rental amount was $4,500

Rent expense under the lease for the six months ended June 30, 2013 and 2012 was $13,500 and $6,267, respectively.

Related Party Sales

During the six months ended June 30, 2013 and 2012 the Company recognized revenue from product sales to a related party in the amount of $3,920 and $4,800, respectively. The outstanding accounts receivable balance from this related party as of June 30, 2013 and December 31, 2012 was $8,353 and $9,488, respectively.

Playbutton Corporation

June 30, 2013 and 2012

Notes to Consolidated Financial Statements

(Unaudited)

Related Party Advances

As of June 30, 2013 and December 31, 2012 the Company was indebted to a related party in the amount of $0 and $450, respectively. During the six months ended June 30, 2013 the $450 advances were repaid.

Note 5 – Commitments and Contingencies

Registration Rights

In connection with a private placement of its securities conducted between October 2012 and May 2013, the Company entered into a registration rights agreement with the investors pursuant to which the Company agreed to prepare and file, within 90 days from the consummation of the minimum offering of 1,000,000 Units (the “Trigger Date”), and at the Company's expense, a registration statement under the Securities Act of 1933 for purposes of registering the resale of the shares made part of the Units offered thereby. The Company also agreed to obtain the effectiveness of the registration statement as soon as possible, but no later than the 210th day following the consummation of the minimum offering of 1,000,000 Units as outlined in its October 2012 Private Placement Memorandum. The registration rights agreement provided for the payment of liquidated damages to the Unit purchasers in the event the Company fails to meet the aforementioned filing or effectiveness deadlines. The liquidated damages are equal to 1% of the Unit purchaser’s purchase price for every 30 days delinquent in meeting the aforementioned filing or effectiveness deadlines, up to a maximum of 10% of their Unit purchase price. The Company further agreed to keep the registration statement effective for a period of one year, unless all of the shares made part of the Units purchased pursuant to this offering are eligible for resale under Rule 144 under the Securities Act of 1933, without restriction under the volume limitations under the Rule.

On March 14, 2013, the registrations rights agreement was amended as follows:

•	The Company agreed to l use its best efforts to prepare and file with the Securities and Exchange Commission (the Commission”), as soon as practicable following the Trigger Date, a registration statement covering the Registrable Securities for an offering to be made on a continuous basis pursuant to Rule 415.
•	The Company agreed to pay to Investors a fee of 2% per month of the Investors’ investment, payable in cash, for every 30 day period up to a maximum of 10% following the Effectiveness Date that the registration statement has not been initially declared effective; provided, however, that the Company shall not be obligated to pay any such liquidated damages if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases or actions taken by the Commission pursuant to its authority with respect to “Rule 415”, and the Company registers at such time the maximum number of shares of common stock permissible upon consultation with the staff of the Commission: provided, further, that the Company shall not be obligated to pay any liquidated damages at any time following the one year anniversary of the Trigger Date.

The Company’s registration statement became effective on August 12, 2013. The Company incurred liquidated damages of $52,248 due to the Company failing to meet the effectiveness deadline.

Agreements with Placement Agents and Finders

In October 2011, the Company entered into a Financial Advisory and Investment Banking Agreement with WFG Investments, Inc. (“WFG”) (the “WFG Advisory Agreement”). Pursuant to the WFG Advisory Agreement, WFG acted as the Company’s financial advisor and placement agent in connection with a best efforts private placement (the “Financing”) of up to $4 million of the Company’s equity securities that took place between October 2012 and May 2013.

The Company upon closing of the Financing paid consideration to WFG, in cash, a fee in an amount equal to 8% of the aggregate gross proceeds raised in the Financing.

Along with the above fees, the Company paid $50,000 for expenses incurred by WFG in connection with this Financing.

During the year ended December 31, 2012 commissions paid to WFG amounted $200,000.

Playbutton Corporation

June 30, 2013 and 2012

Notes to Consolidated Financial Statements

(Unaudited)

Note 6 – Concentrations and Credit Risks

Revenues

For the six months ended June 30, 2013 and 2012, the Company had the following concentrations of revenues with customers:

Customer	June 30, 2013	June 30, 2012
A	-%	14%
B	-%	37%
C	-%	11%
H	26%	-%
I	13%	-%

Accounts Receivable

As of June 30, 2013 and December 31, 2012, the Company had the following concentrations of accounts receivable with customers:

Customer	June 30, 2013	December 31, 2012
D	-%	11%
E	40%	32%
F	60%	41%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Note 7 – Stockholders’ Equity

(A) Common Stock

From March 19, 2013 through May 14, 2013, the Company issued 14,075 units with each unit consisting of two (2) shares of common stock and one (1) warrant, for a total of 28,150 shares along with 14,075 warrants for cash proceeds of $28,150 ($2.00 per unit).

(B) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – December 31, 2011	–	$–
Exercisable – December 31, 2011	–	$–
Granted	150,000	$1.00
Exercised	–	$–
Forfeited/Cancelled	–	$–
Outstanding – December 31, 2012	150,000	$1.00
Exercisable – December 31, 2012	150,000	$1.00
Granted	–	$–
Exercised	–	$–
Forfeited/Cancelled	–	$–
Outstanding – June 30, 2013	150,000	$1.00
Exercisable – June 30, 2013	–	$–
Outstanding options held by related parties – June 30, 2013	150,000
Exercisable options held by related parties – June 30, 2013	–

Playbutton Corporation

June 30, 2013 and 2012

Notes to Consolidated Financial Statements

(Unaudited)

Options Outstanding				Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	150,000	4.29	$1.00	-	$1.00

At June 30, 2013 and December 31, 2012, the total intrinsic value of options outstanding and exercisable was $0.

(C) Warrants

The following is a summary of the Company’s warrant activity:

	Options	Weighted Average Exercise Price

Outstanding – December 31, 2011	–	$–
Exercisable – December 31, 2011	–	$–
Granted	1,250,000	$1.50
Exercised	–	$–
Forfeited/Cancelled	–	$–
Outstanding – December 31, 2012	1,250,000	$1.50
Exercisable – December 31, 2012	1,250,000	$1.50
Granted	14,075	$1.50
Exercised	–	$–
Forfeited/Cancelled	–	$–
Outstanding – June 30, 2013	1,264,075	$1.50
Exercisable – June 30, 2013	1,264,075	$1.50

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	1,264,075	4.51	$1.50	1,264,075	$1.50

At June 30, 2013 and December 31, 2012 the total intrinsic value of warrants outstanding and exercisable was $0.

Note 8 – Subsequent Event

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis should be read in conjunction with our unaudited financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission, or SEC, including the Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on August 1, 2013 and our subsequently filed periodic reports, which discuss our business in greater detail.

In this report we make, and from time to time we otherwise make, written and oral statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the SEC, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other of our representatives.

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties, including those risks set forth in the section “Risk Factors” appearing in the Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on August 1, 2013. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

General

Playbutton Corporation (“we or “us” or “the company”) was formed as a Delaware corporation on October 12, 2012 for the purpose of acquiring Playbutton, LLC, which was engaged in the business of marketing its core product, the Playbutton, a customizable music player housed in a branded, wearable button. Since our organization on October 12, 2012, we acquired no assets, other than nominal cash assets, and conducted no operations other than our pursuit of the acquisition of Playbutton, LLC and certain related intellectual property and our private placement sale of our equity securities. On December 18, 2012, we completed the acquisition of Playbutton, LLC and related intellectual property and conducted the initial closing of our private placement, all as more fully described below.

Playbutton, LLC was formed as a Delaware limited liability company on September 8, 2011. Since its organization, Playbutton, LLC has focused primarily on the development of its management and staff and the distribution of the Playbutton product through three vertical markets, consisting of music, brands and special events. Playbutton, LLC commenced revenue producing operations in late September 2011 and from inception through June 30, 2013 has generated $1,118,358 of sales and an accumulated deficit of $1,593,576. The sales have been mainly driven from music publishing companies, musicians’ management companies, fan clubs and fashion and other brands.

On October 15, 2012, we entered into a Unit Exchange Agreement with Playbutton, LLC and the members of Playbutton, LLC pursuant to which the members of Playbutton, LLC agreed to transfer to us all of the issued and outstanding membership interests of Playbutton, LLC in exchange for our issuance of 3,384,079 shares of our common stock to the members of Playbutton, LLC. Upon the close of the transactions under the Unit Exchange Agreement, Playbutton, LLC became our wholly-owned operating subsidiary and the former members of Playbutton, LLC, as a group, become our controlling shareholders.

In connection with our acquisition of Playbutton, LLC, on October 15, 2012, Playbutton, LLC entered into an Intellectual Property Purchase Agreement with Parte, LLC, the owner of the patents, trademark and other proprietary rights relating to the Playbutton product. Parte is owned by Nick Dangerfield, the inventor of the Playbutton and a director and significant shareholder of our company. In September 2011, Playbutton, LLC had entered into a license agreement with Parte pursuant to which Parte granted Playbutton, LLC the exclusive rights to use the patents, trademark and other proprietary rights relating to the Playbutton product in all areas of the world other than Japan, Taiwan and South Korea. In connection with the Unit Exchange Agreement, Parte agreed to transfer to us all Playbutton intellectual property rights, other than certain rights to the intellectual property in Japan, South Korea and Taiwan. Pursuant to the Intellectual Property Purchase Agreement, Parte sold to Playbutton, LLC all right, title and interest in and to all patents, trademark and other proprietary rights relating to the Playbutton product in consideration of our issuance of 892,375 shares of our common stock to Parte. Concurrent with the parties execution of the Intellectual Property Purchase Agreement, Playbutton, LLC entered into a License Agreement with Parte pursuant to which Playbutton, LLC granted to Parte, effective as of the close of the transactions under the Intellectual Property Purchase Agreement, an exclusive, perpetual and royalty free license to use the Playbutton intellectual property in Japan and a non-exclusive, perpetual and royalty free license to use the Playbutton intellectual property in Taiwan and South Korea.

Following the execution of the Unit Exchange Agreement, Intellectual Property Purchase Agreement and Parte License Agreement, we commenced the private placement of 2,000,000 units of our securities at $2.00 per unit, each unit consisting of two shares of our common stock and one warrant to purchase one share of our common stock at an exercise price of $1.50 per share.. The closing of the transactions under the Unit Exchange Agreement, Intellectual Property Purchase Agreement and Parte License Agreement were subject to our sale of 1,000,000 units, at a price of $2 per unit. We completed the sale of 1,050,000 units on December 18, 2012, at which time we received the proceeds of $2,100,000, less selling commissions, and the transactions under the Unit Exchange Agreement, Intellectual Property Purchase Agreement and Parte License Agreement closed. In the private placement, we sold a total of 1,264,275 units to 43 investors for the net proceeds of $2,257,050, after payment of selling commissions.

On February 21, 2013, we changed our corporate name to Playbutton Corporation. Playbutton Corporation exists as a holding company for our wholly-owned operating subsidiary, Playbutton, LLC.

Results of Operations

For the three months ended June 30, 2013 and 2012

	Three Months Ended June 30,	Three Months Ended June 30,
	2013	2012
Net sales	$29,850	$346,906
Gross profit	$2,631	$52,896
Operating expenses	$295,440	$102,561
Loss from operations	$(292,809)	$(49,665)
Other income (expense)	$(50,983)	$116
Net loss	$(343,792)	$(49,549)
Loss per common share – basic and diluted	$(0.05)	$(0.01)

Revenue

We had net sales for the three months ended June 30, 2013 and 2012 of $29,850 and $346,906, respectively. Net sales were driven by the sale of 2,370 Playbutton units during the second quarter of 2013 and the sale of 44,214 Playbutton units during the second quarter of 2012. Net sales decreased during the second quarter of 2013 compared to the prior year period as result of management’s focus on the financing activities and related transactions occurring during the fourth quarter of 2012. Our net sales to date have been driven by purchases orders from music publishers and brands that are looking to purchase customized Playbuttons for a specific marketing project. These purchases orders require significant marketing, negotiating and pre-planning and involve a timeline of several months. Our chief executive officer, Adam Tichauer, has been primarily responsible for those sale and marketing activities on our behalf, however due to the demands on his time resulting from the financing and related activities in the fourth quarter of 2012, we were not able to initiate sufficient sales projects during the fourth quarter of 2012, which led to decreased sales in the first and second quarter of 2013.

Gross Profit

Gross profit for the three months ended June 30, 2013 and 2012 was $2,631 and $52,896, respectively. The decrease in gross profit was largely the result of decreased revenue during the period.

Operating Expenses

Operating expenses for the three months ended June 30, 2013 were $295,440, as compared to $102,561 for the three months ended June 30, 2012, an increase of $192,879. The increase in operating expenses is primarily the result of:

•	An increase in payroll and payroll related expenses of $60,500 due to employee raises and the hiring of new employees during 2013;

•	Stock based compensation in the amount of $7,494 in the second quarter of 2013 resulting from our issuance of stock options in December 2012, whereas there was no stock based compensation in the second quarter of 2012;

•	An increase in legal and professional fees in the amount of $86,000 as a result of our financing activities, public reporting requirements and business development consulting;
•	An increase in advertising and marketing expense of $8,300; and
•	An increase in rent and insurance expense of $9,300.

Loss from Operations

Loss from operations for the three months ended June 30, 2013 was $(292,809), as compared to $(49,665) for the three months ended June 30, 2012. The increase in loss from operations was primarily attributable to the decrease in sales and the increase in operating expenses as detailed above.

Other Income (Expenses)

Other income (expenses) for the three months ended June 30, 2013 was $(50,983), as compared to $116 for the three months ended June 30, 2012. Other expense during the three months ended June 30, 2013 consisted of liquidated damages of $(52,248) due to our failure to meet the effectiveness deadline of our registration statement. Other income during the comparable periods consisted of interest income and miscellaneous income.

Net Loss

Net Loss for the three months ended June 30, 2013 was $(343,792) or loss per share of $(0.05), as compared to a net loss of $(49,549) or loss per share of $(0.01), for the three months ended June 30, 2012. The increase in net loss was primarily attributable to the decrease in sales and increase in operating expenses and other income (expenses) as detailed above.

Inflation did not have a material impact on our operations for the period.

For the six months ended June 30, 2013 and 2012

	Six Months Ended June 30,	Six Months Ended June 30,
	2013	2012
Net sales	$68,770	$449,418
Gross profit	$11,382	$76,474
Operating expenses	$488,043	$228,132
Loss from operations	$(476,661)	$(151,658)
Other income (expense)	$(50,221)	$187
Net loss	$(526,882)	$(151,471)
Loss per common share – basic and diluted	$(0.07)	$(0.04)

Revenue

We had net sales for the six months ended June 30, 2013 and 2012 of $68,770 and $449,418, respectively. Net sales were driven by the sale of 5,019 Playbutton units during the six months ending June 30, 2013, and the sale of 54,825 Playbutton units during the six months ending June 30, 2012. Net sales decreased during the six months ending June 30, 2013 compared to the prior year period as result of management’s focus on the financing activities and related transactions occurring during the fourth quarter of 2012. Our net sales to date have been driven by purchases orders from music publishers and brands that are looking to purchase customized Playbuttons for a specific marketing project. These purchases orders require significant marketing, negotiating and pre-planning and involve a timeline of several months. Our chief executive officer, Adam Tichauer, has been primarily responsible for those sale and marketing activities on our behalf, however due to the demands on his time resulting from the financing and related activities in the fourth quarter of 2012, we were not able to initiate sufficient sales projects during the fourth quarter of 2012, which led to decreased sales in the first and second quarter of 2013.

Gross Profit

Gross profit for the six months ended June 30, 2013 and 2012 was $11,382 and $76,474, respectively. The decrease in gross profit was largely the result of decreased revenue during the period..

Operating Expenses

Operating expenses for the six months ended June 30, 2013 were $448,043, as compared to $228,132 for the six months ended June 30, 2012, an increase of $259,911. The increase in operating expenses is primarily the result of:

•	An increase in payroll and payroll related expenses of $108,200 due to employee raises and the hiring of new employees during 2013;

•	Stock based compensation in the amount of $14,905 in 2013 resulting from our issuance of stock options in December 2012, whereas there was no stock based compensation in the second quarter of 2012;

•	An increase in legal and professional fees in the amount of $121,600 as a result of our financing activities, public reporting requirements and business development consulting;

•	An increase in rent and insurance expense of $12,600; and

•	An increase in travel related expense of $21,400.

The increases in operating expenses were offset by a decrease of $24,500 in advertising expenses as a result of significant non-recurring expenses incurred during the six months ended June 30, 2012 associated with the development of our website and a decrease in royalty expense of $8,900 due to an amendment to our former license agreement pursuant to which our royalty obligations were terminated starting in April 2012.

Loss from Operations

Loss from operations for the six months ended June 30, 2013 was $(476,661), as compared to $(151,658) for the six months ended June 30, 2012. The increase in loss from operations was primarily attributable to the decrease in sales and the increase in operating expenses as detailed above.

Other Income (Expenses)

Other income (expenses) for the six months ended June 30, 2013 was $(50,221), as compared to $187 for the six months ended June 30, 2012. Other expense during the six months ended June 30, 2013 consisted of liquidated damages of $(52,248) due to our failure to meet the effectiveness deadline of our registration statement. Other income during the comparable periods consisted of interest income and miscellaneous income.

Net Loss

Net Loss for the six months ended June 30, 2013 was $(526,882) or loss per share of $(0.07), as compared to a net loss of $(151,471) or loss per share of $(0.04), for the six months ended June 30, 2012. The increase in net loss was primarily attributable to the decrease in sales and increase in operating expenses and other income (expenses) as detailed above.

Inflation did not have a material impact on the Company’s operations for the period.

Liquidity and Capital Resources

As of June 30, 2013, we had approximately $1,623,467 of working capital. We believe that our working capital on hand will be sufficient to fund our plan of operations over the next twelve months. However, there can be no assurance that we will not require additional capital within the next twelve months. For example, to date, we have been able to finance the production of our Playbutton products by way of upfront payments received from our customers at the time of their placement of a purchase order. We believe that we will continue to be able to obtain advance deposits sufficient to fund production of non-retail purchase orders, however there can be no assurance that this practice will not change as result of adverse economic conditions impacting our customers or otherwise. Also, in the event that we are able to secure a large retail order, for example an order for Playbutton music albums for distribution through Walmart, Target or the like, the retailer is unlikely to provide an adequate advance to build the required inventory. In the event we are no longer able to obtain advance deposits from non-retail customers or we acquire a large retail order, we will require additional capital in order to finance the production of product inventory. We would endeavor to acquire the required capital through commercial credit facilities, however there can be no assurance we would qualify for commercial debt financing on terms acceptable to us or at all. If commercial debt financing is unavailable, we would endeavor to acquire the additional capital through the sale of our debt or equity securities, the success of which there can be no assurance.

Our plan of operations over the next twelve months is to develop and implement a comprehensive sales and marketing infrastructure and strategy primarily focused on the retail market. We recently hired a vice president of sales and partnerships, a director of sales and three external-based commission sales reps with extensive backgrounds in music and merchandising retail sales. We also intend to pursue strategic opportunities to grow our business both organically and through acquisition. We intend to explore alliances and possible acquisitions of complementary businesses.

The following table summarizes total current assets, liabilities and working capital at June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
Current Assets	$1,735,232	$2,177,837
Current Liabilities	(111,765)	(70,543)
Working Capital (Deficit)	$1,623,467	$2,107,294

For the Six Months Ended June 30, 2013 and 2012

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the six months ended June 30, 2013 and 2012 was $553,769 and $234,022, respectively. The net loss for the six months ended June 30, 2013 and 2012 was $526,882 and $151,471, respectively. The increase in cash used in operating activities for the six months ended June 30, 2013 as compared June 30, 2012, was primarily for payroll and payroll related expenses, legal and professional fees, and prepayments on inventory orders.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities for the six months ended June 30, 2013 and 2012 was $27,700 and (1,065), respectively. During the six months ended June 30, 2013 this consisted of net proceeds of $28,150 provided through the issuance of common stock and warrants and repayments of related party loans of $(450). During the six months ended June 30, 2012 this consisted of related party advances of $435 and repayments of related party loans of $(1,500).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3.       Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 15d-15 of the Securities Exchange Act of 1934.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

This quarterly report does not include a report on any changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2013 due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II – OTHER INFORMATION

Item 6.       Exhibits

Exhibit No.	Description	Method of Filing

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS*	XBRL Instance Document	To be filed by amendment pursuant to Rule 405(a)(2)(ii) of Regulation S-T

101.SCH*	XBRL Taxonomy Extension Schema Document	To be filed by amendment pursuant to Rule 405(a)(2)(ii) of Regulation S-T

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	To be filed by amendment pursuant to Rule 405(a)(2)(ii) of Regulation S-T

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	To be filed by amendment pursuant to Rule 405(a)(2)(ii) of Regulation S-T

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	To be filed by amendment pursuant to Rule 405(a)(2)(ii) of Regulation S-T

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	To be filed by amendment pursuant to Rule 405(a)(2)(ii) of Regulation S-T

* Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYBUTTON CORPORATION

Date:	September 30, 2013	By:	/s/ Adam Tichauer
Adam Tichauer
President, Chief Executive Officer and Chief Financial Officer

