Form 10-Q
period 2013-09-30
Playbutton Acquisition Corp.
filed 2013-11-14
CIK 1561299

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of November 12, 2013, 7,529, 250 shares of the common stock of Playbutton Corporation were outstanding.

		Page

	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2013 (Unaudited) and December 31, 2012	1

	Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2013 and 2012 (Unaudited)	2

	Consolidated Statement of Stockholders’ Equity for the Year Ended December 31, 2012 and for the Interim Period Ended September 30, 2013 (Unaudited)	3

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 (Unaudited)	4

	Notes to the Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	General

	Results of Operations	11

	Liquidity and Capital Resources	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

	PART II — OTHER INFORMATION

Item 6.	Exhibits	14

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Playbutton Corporation

Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)

Assets:
Cash	$1,338,509	$2,138,675
Accounts receivable, net	16,285	20,548
Accounts receivable - related parties, net	9,499	9,488
Inventories	3,099	1,100
Prepaid expenses and other current assets	112,009	7,776
Due from related party	250	250
Total current assets	1,479,651	2,177,837

Total assets	$1,479,651	$2,177,837

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable and accrued expenses	$119,307	$70,093
Advances from related party	–	450
Total current liabilities	119,307	70,543

Commitments and Contingencies

Stockholders' Equity:
Common stock par value $0.0001: 25,000,000 shares authorized; 7,528,150 and 7,500,000 shares issued and outstanding, respectively	753	750
Additional paid in capital	3,223,933	3,173,238
Accumulated deficit	(1,864,342)	(1,066,694)
Total stockholders' equity	1,360,344	2,107,294

Total Liabilities and Stockholders' Equity	$1,479,651	$2,177,837

See accompanying notes to the consolidated financial statements.

Playbutton Corporation

Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales
Product sales- net	$11,427	$81,155	$73,893	$508,405
Product sales related party- net	–	2,800	3,920	7,600
Shipping revenue	1,974	1,892	4,358	19,260
Total	13,401	85,847	82,171	535,265

Cost of sales	7,672	69,768	65,060	442,712

Gross profit	5,729	16,079	17,111	92,553

Operating expenses
Compensation	118,867	52,799	327,508	144,890
Professional fees	70,897	50,158	210,119	84,701
Research and development	2,123	–	2,123	–
Selling, general and administrative expenses	85,666	18,852	225,846	120,350
Total operating expenses	277,553	121,809	765,596	349,941

Loss from operations	(271,824)	(105,730)	(748,485)	(257,388)

Other income (expenses)
Registration rights liquidated damages	–	–	(52,248)	–
Interest income	1,058	–	3,085	18
Miscellaneous income	–	–	–	169
Total other income (expense)	1,058	–	(49,163)	187

Loss before income tax provision	(270,766)	(105,730)	(797,648)	(257,201)

Income tax provision	–	–	–	–

Net loss	$(270,766)	$(105,730)	$(797,648)	$(257,201)

Net loss per common share - basic and diluted	$(0.04)	$(0.03)	$(0.11)	$(0.08)

Weighted average common shares outstanding -basic and diluted	7,528,150	3,384,079	7,514,753	3,384,079

See accompanying notes to the consolidated financial statements.

Playbutton Corporation

Consolidated Statement of Stockholders' Equity

For the Year Ended December 31, 2012 and for the Interim Period Ended September 30, 2013

(Unaudited)

	Common Stock: Par Value $0.0001		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Equity

Balance, December 31, 2011	3,384,079	$338	$249,912	$(257,201)	$(6,951)

Common stock issued for cash	723,546	72	1,428		1,500

Common stock and warrants issued for cash	2,500,000	250	2,499,750		2,500,000

Common stock issued for intellectual property and compensation	892,375	89	703,102		703,191

Stock options issued for services			6,588		6,588

Stock issuance costs			(287,541)		(287,541)

Net loss				(1,045,079)	(1,045,079)
Balance, December 31, 2012	7,500,000	750	3,173,238	(1,066,694)	2,107,294

Common stock and warrants issued for cash	28,150	3	28,147		28,150

Stock options issued for services			22,548		22,548

Net loss				(797,648)	(797,648)
Balance, September 30, 2013	7,528,150	$753	$3,223,933	$(1,864,342)	$1,360,344

See accompanying notes to the consolidated financial statements.

Playbutton Corporation

Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(797,648)	$(257,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	22,548	–
Changes in operating assets and liabilities:
Accounts receivable	4,263	(16,795)
Accounts receivable - related parties	(11)	–
Inventories	(1,999)	–
Prepaid expenses and other current assets	(104,233)	(7,431)
Accounts payable and accrued expenses	49,214	28,047
Net Cash Used in Operating Activities	(827,866)	(253,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	28,150	–
Advances from (repayments to) related party	(450)	2,237
Net Cash Provided by (Used in) Financing Activities	27,700	2,237

Net Change in Cash	(800,166)	(251,143)

Cash - Beginning of Period	2,138,675	281,104

Cash - End of Period	$1,338,509	$29,961

SUPPLEMENTARY CASH FLOW INFORMATION:
Income taxes paid	$–	$–
Interest paid	$–	$–

See accompanying notes to the consolidated financial statements.

Playbutton Corporation

September 30, 2013 and 2012

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

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

Note 2 - Summary of Significant Accounting Policies

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

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification ("ASC") to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, in which the parent’s power to control exists.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Playbutton Corporation	The State of Delaware	October 12, 2012	100%

Playbutton LLC	The State of Delaware	September 8, 2011 (December 18, 2012)	100%

The consolidated financial statements include all accounts of the Company and LLC as of September 30, 2013 and 2012 and for the interim periods then ended.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

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

There was no bad debt expense for the interim period ended September 30, 2013 or 2012.

The Company does not have any off-balance-sheet credit exposure to its customers at September 30, 2013 or 2012.

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

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

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

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification. While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

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

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2013 or 2012.

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

The Company had the following potential common stock equivalents at September 30, 2013:

Common stock options, exercise price of $1.00	150,000
Common stock warrants, exercise price of $1.50	1,264,075
Total common stock equivalents	1,414,075

The Company had no potential common stock equivalents at September 30, 2012:

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

Note 4 - Related Party Transactions

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

The Company incurred $0 and $8,939 of royalty expenses for the nine months ended September 30, 2013 and 2012, respectively. Royalty expenses are included in general and administrative expenses on the Statement of Operations.

In April 2012, the license agreement with Parte was amended and royalties were no longer being charged. In December 2012, the license agreement was terminated.

Consulting Agreement

On December 20, 2012, the Company entered into a consulting agreement with Parte to provide marketing and business development services. Parte is to be compensated $4,000 per month for its services. The Company compensated Parte $37,500 under this agreement during the period January 1, 2013 through September 30, 2013.

Office Lease

The Company subleases its office space on a month-by-month basis from a non-profit organization affiliated with the Company’s largest shareholder. Monthly rental amounts are adjusted based on occupancy. At September 30, 2013 the monthly rental amount was $4,500.

Rent expense under the lease was $27,000 and $9,513 for the nine months ended September 30, 2013 and 2012, respectively.

Related Party Sales

During the nine months ended September 30, 2013 and 2012 the Company recognized revenue from product sales to a related party in the amount of $3,920 and $7,600, respectively. The outstanding accounts receivable balance from this related party as of September 30, 2013 and December 31, 2012 was $9,499 and $9,488, respectively.

Related Party Advances

As of September 30, 2013 and December 31, 2012 the Company was indebted to a related party in the amount of $0 and $450, respectively. During the nine months ended September 30, 2013 the $450 advances were repaid.

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

Agreements with Placement Agents and Finders

In October 2011, the Company entered into a Financial Advisory and Investment Banking Agreement with WFG Investments, Inc. (“WFG”) (the “WFG Advisory Agreement”). Pursuant to the WFG Advisory Agreement, WFG acted as the Company’s financial advisor and placement agent in connection with a best efforts private placement (the “Financing”) of up to $4 million of the Company’s equity securities (the “Securities”) that took place between October 2012 and May 2013.

The Company upon closing of the Financing paid consideration to WFG, in cash, a fee in an amount equal to 8% of the aggregate gross proceeds raised in the Financing.

Along with the above fees, the Company paid $50,000 for expenses incurred by WFG in connection with this Financing.

During the year ended December 31, 2012 commissions paid to WFG amounted $200,000.

Note 6 - Concentrations and Credit Risks

Revenues

For the nine months ended September 30, 2013 and 2012, the Company had the following concentrations of revenues with customers:

Customer	September 30, 2013	September 30, 2012
A	-%	12%
B	-%	31%
H	22%	-%
I	12%	-%

Accounts Receivable

As of September 30, 2013 and December 31, 2012, the Company had the following concentrations of accounts receivable with customers:

Customer	September 30, 2013	December 31, 2012
D	-%	11%
E	32%	32%
F	48%	41%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Note 7 - Stockholders’ Equity

(A) Common Stock

From March 19, 2013 through May 14, 2013 the Company issued 14,075 units with each unit consisting of two (2) shares of common stock and one (1) warrant, for a total of 28,150 shares along with 14,075 warrants for cash proceeds of $28,150 ($2.00 per unit).

(B) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – December 31, 2011	–	$–
Exercisable – December 31, 2011	–	$–
Granted	150,000	$1.00
Exercised	–	$–
Forfeited/Cancelled	–	$–
Outstanding – December 31, 2012	150,000	$1.00
Exercisable – December 31, 2012	150,000	$1.00
Granted	–	$–
Exercised	–	$–
Forfeited/Cancelled	–	$–
Outstanding – September 30, 2013	150,000	$1.00
Exercisable – September 30, 2013	–	$–
Outstanding options held by related parties – September 30, 2013	150,000
Exercisable options held by related parties – September 30, 2013	–

Options Outstanding				Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00	150,000	4.04	$1.00	-	$1.00

At September 30, 2013 and December 31, 2012, the total intrinsic value of options outstanding and exercisable was $0.

(C) Warrants

The following is a summary of the Company’s warrant activity:

	Options	Weighted Average Exercise Price

Outstanding – December 31, 2011	–	$–
Exercisable – December 31, 2011	–	$–
Granted	1,250,000	$1.50
Exercised	–	$–
Forfeited/Cancelled	–	$–
Outstanding – December 31, 2012	1,250,000	$1.50
Exercisable – December 31, 2012	1,250,000	$1.50
Granted	14,075	$1.50
Exercised	–	$–
Forfeited/Cancelled	–	$–
Outstanding – September 30, 2013	1,264,075	$1.50
Exercisable – September 30, 2013	1,264,075	$1.50

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.50	1,264,075	4.26	$1.50	1,264,075	$1.50

At September 30, 2013 and December 31, 2012 the total intrinsic value of warrants outstanding and exercisable was $0.

Note 8 - Subsequent Event

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent event(s) to be disclosed as follows:

On October 8, 2013, the Company purchased a convertible promissory note from another company for $300,000. The note bears interest at 5%, per annum, and is payable on April 8, 2014.

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

Following the execution of the Unit Exchange Agreement, Intellectual Property Purchase Agreement and Parte License Agreement, we commenced the private placement of 2,000,000 units of our securities at $2.00 per unit, each unit consisting of two shares of our common stock and one warrant to purchase one share of our common stock at an exercise price of $1.50 per share. The closing of the transactions under the Unit Exchange Agreement, Intellectual Property Purchase Agreement and Parte License Agreement were subject to our sale of 1,000,000 units, at a price of $2 per unit. We completed the sale of 1,050,000 units on December 18, 2012, at which time we received the proceeds of $2,100,000, less selling commissions, and the transactions under the Unit Exchange Agreement, Intellectual Property Purchase Agreement and Parte License Agreement closed. In the private placement, we sold a total of 1,264,275 units to 43 investors for the net proceeds of $2,257,050, after payment of selling commissions.

On February 21, 2013, we changed our corporate name to Playbutton Corporation. Playbutton Corporation exists as a holding company for our wholly-owned operating subsidiary, Playbutton, LLC.

Results of Operations

For the Three Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,	Three Months Ended September 30,
	2013	2012
Net sales	$13,401	$85,847
Gross profit	$5,729	$16,079
Operating expenses	$277,553	$121,809
Loss from operations	$(271,824)	$(105,730)
Other income (expense)	$1,058	$–
Net loss	$(270,766)	$(105,730)
Loss per common share – basic and diluted	$(0.04)	$(0.03)

Revenue

We had net sales for the three months ended September 30, 2013 and 2012 of $13,401 and $85,847, respectively. Net sales were driven by the sale of 815 Playbutton units during the third quarter of 2013 and the sale of 6,360 Playbutton units during the third quarter of 2012. Net sales decreased during the third quarter of 2013 compared to the prior year period as a result of onboarding two new full time sales staff, one graphic designer and two external commission based sales reps.  The onboarding process and focus has been on bringing the new sales department up to speed on all things Playbutton in order to shift our chief executive officer's focus onto the business as a whole and not solely on sales.  Additionally, we are shifting our business plan from a focus solely on music publishers and brands looking to create customized Playbuttons for specific marketing projects, which require significant marketing, negotiating and pre-planning and involve a timeline of several months to a retail centered focus for mass quantity sales spanning multiple locations with recurring revenue streams.

Gross Profit

Gross profit for the three months ended September 30, 2013 and 2012 was $5,729 and $16,079, respectively. The decrease in gross profit was largely the result of decreased revenue during the period.

Operating Expenses

Operating expenses for the three months ended September 30, 2013 were $277,553, as compared to $121,809 for the three months ended September 30, 2012, an increase of $155,744. The increase in operating expenses is primarily the result of:

•	An increase in payroll and payroll related expenses of $65,000 due to employee raises and the hiring of new employees during 2013;
•	Stock based compensation in the amount of $7,643 in the third quarter of 2013 resulting from our issuance of stock options in December 2012, whereas there was no stock based compensation in the third quarter of 2012;
•	An increase in legal and professional fees in the amount of $36,000 as a result of our financing activities, public reporting requirements and business development consulting;
•	An increase in conferences and travel expense of $15,000;
•	An increase in charitable contributions of $9,000; and
•	An increase in rent and insurance expense of $14,000.

Loss from Operations

Loss from operations for the three months ended September 30, 2013 was $(271,824), as compared to $(105,730) for the three months ended September 30, 2012. The increase in loss from operations was primarily attributable to the decrease in sales and the increase in operating expenses as detailed above.

Other Income (Expenses)

Other income (expenses) for the three months ended September 30, 2013 was $1,058, as compared to $0 for the three months ended September 30, 2012. Other income during the three months ended September 30, 2013 consisted of interest income.

Net Loss

Net Loss for the three months ended September 30, 2013 was $(270,766) or loss per share of $(0.04), as compared to a net loss of $(105,730) or loss per share of $(0.03), for the three months ended September 30, 2012. The increase in net loss was primarily attributable to the decrease in sales and increase in operating expenses and other income (expenses) as detailed above.

Inflation did not have a material impact on the Company’s operations for the period.

For the Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2013	2012
Net sales	$82,171	$535,265
Gross profit	$17,111	$92,553
Operating expenses	$765,596	$349,941
Loss from operations	$(748,485)	$(257,388)
Other income (expense)	$(49,163)	$187
Net loss	$(797,648)	$(257,201)
Loss per common share – basic and diluted	$(0.11)	$(0.08)

Revenue

We had net sales for the nine months ended September 30, 2013 and 2012 of $82,171 and $535,265, respectively. Net sales were driven by the sale of 5,834 Playbutton units during the nine months ending September 30, 2013, and the sale of 61,185 Playbutton units during the nine months ending September 30, 2012. Net sales decreased during the nine months ending September 30, 2013 compared to the prior year period as a result of management’s focus on the financing activities and related transactions occurring during the fourth quarter of 2012 and onboarding two new full time sales staff, one graphic designer and two external commission based sales reps.  The onboarding process and focus has been on bringing the new sales department up to speed on all things Playbutton in order to shift our chief executive officer's focus onto the business as a whole and not solely on sales.  Additionally, we are shifting our business plan from a focus solely on music publishers and brands looking to create customized Playbuttons for specific marketing projects, which require significant marketing, negotiating and pre-planning and involve a timeline of several months to a retail centered focus for mass quantity sales spanning multiple locations with recurring revenue streams.

Gross Profit

Gross profit for the nine months ended September 30, 2013 and 2012 was $17,111 and $92,553, respectively. The decrease in gross profit was largely the result of decreased revenue during the period.

Operating Expenses

Operating expenses for the nine months ended September 30, 2013 were $765,596, as compared to $349,941 for the nine months ended September 30, 2012, an increase of $415,655. The increase in operating expenses is primarily the result of:

•	An increase in payroll and payroll related expenses of $173,000 due to employee raises and the hiring of new employees during 2013;
•	Stock based compensation in the amount of $22,548 in 2013 resulting from our issuance of stock options in December 2012, whereas there was no stock based compensation in the during the first nine months of 2012;
•	An increase in legal and professional fees in the amount of $158,000 as a result of our financing activities, public reporting requirements and business development consulting;
•	An increase in charitable contributions of $9,000;
•	An increase in rent and insurance expense of $26,500; and
•	An increase in conferences and travel related expense of $37,000.

These increases in operating expenses were offset by a decrease of $26,000 in advertising expenses as a result of significant non-recurring expenses incurred during the nine months ended September 30, 2012 associated with the development of our website and a decrease in royalty expense of $8,900 due to an amendment to our former license agreement pursuant to which our royalty obligations were terminated starting in April 2012.

Loss from Operations

Loss from operations for the nine months ended September 30, 2013 was $(748,485), as compared to $(257,388) for the nine months ended September 30, 2012. The increase in loss from operations was primarily attributable to the decrease in sales and the increase in operating expenses as detailed above.

Other Income (Expenses)

Other income (expenses) for the nine months ended September 30, 2013 was $(49,163), as compared to $187 for the nine months ended September 30, 2012. Other expense during the nine months ended September 30, 2013 consisted of liquidated damages of $(52,248) due to our failure to meet the effectiveness deadline of our registration statement. Other income during the comparable periods consisted of interest income and miscellaneous income.

Net Loss

Net Loss for the nine months ended September 30, 2013 was $(797,648) or loss per share of $(0.11), as compared to a net loss of $(257,201) or loss per share of $(0.08), for the nine months ended September 30, 2012. The increase in net loss was primarily attributable to the decrease in sales and increase in operating expenses and other income (expenses) as detailed above.

Inflation did not have a material impact on the Company’s operations for the period.

Liquidity and Capital Resources

As of September 30, 2013, we had $1,360,344 of working capital. We believe that our working capital on hand will be sufficient to fund our plan of operations over the next 12 months. However, there can be no assurance that we will not require additional capital within the next 12 months. For example, to date, we have been able to finance the production of our Playbutton products by way of upfront payments received from our customers at the time of their placement of a purchase order. We believe that we will continue to be able to obtain advance deposits sufficient to fund production of non-retail purchase orders, however there can be no assurance that this practice will not change as result of adverse economic conditions impacting our customers or otherwise. Also, in the event that we are able to secure a large retail order, for example an order for Playbutton music albums for distribution through Walmart, Target or the like, the retailer is unlikely to provide an adequate advance to build the required inventory. In the event we are no longer able to obtain advance deposits from non-retail customers or we acquire a large retail order, we will require additional capital in order to finance the production of product inventory. We would endeavor to acquire the required capital through commercial credit facilities, however there can be no assurance we would qualify for commercial debt financing on terms acceptable to us or at all. If commercial debt financing is unavailable, we would endeavor to acquire the additional capital through the sale of our debt or equity securities, the success of which there can be no assurance.

Our plan of operations over the next 12 months is to develop and implement a comprehensive sales and marketing infrastructure and strategy primarily focused on the retail market. We recently hired a vice president of sales and partnerships, a director of sales and three external-based commission sales reps with extensive backgrounds in music and merchandising retail sales. We also intend to pursue strategic opportunities to grow our business both organically and through acquisition. We intend to explore alliances and possible acquisitions of complementary businesses.

The following table summarizes total current assets, liabilities and working capital at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
Current Assets	$1,479,651	$2,177,837
Current Liabilities	(119,307)	(70,543)
Working Capital (Deficit)	$1,360,344	$2,107,294

For the Nine Months Ended September 30, 2013 and 2012

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2013 and 2012 was $827,866 and $253,380, respectively. The net loss for the nine months ended September 30, 2013 and 2012 was $797,648 and $257,201, respectively. The increase in cash used in operating activities for the nine months ended September 30, 2013 as compared September 30, 2012, was primarily for payroll and payroll related expenses, legal and professional fees, and prepayments on inventory orders.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities for the nine months ended September 30, 2013 and 2012 was $27,700 and (1,065), respectively. During the nine months ended September 30, 2013 this consisted of net proceeds of $28,150 provided through the issuance of common stock and warrants and repayments of related party loans of $(450). During the nine months ended September 30, 2012 this consisted of related party advances of $3,737 and repayments of related party loans of $(1,500).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 15d-15 of the Securities Exchange Act of 1934.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

This quarterly report does not include a report on any changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2013 due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II — OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description	Method of Filing

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS*	XBRL Instance Document	Filed electronically herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith
______________________

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

PLAYBUTTON CORPORATION

Date:	November 14, 2013	By:	/s/ Adam Tichauer
Adam Tichauer
President, Chief Executive Officer and Chief Financial Officer

