Form 10-Q/A
period 2013-09-30
Playbutton Corp
filed 2014-01-21
CIK 1561299

Amendment No. 1 to

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

2

PART II — OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description	Method of Filing

31.1*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS**	XBRL Instance Document	Filed electronically herewith

101.SCH**	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith
______________________

* Previously filed or furnish with the Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013.

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

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYBUTTON CORPORATION

Date:	January 21, 2014	By:	/s/ Adam Tichauer
Adam Tichauer
President, Chief Executive Officer and Chief Financial Officer

4