Form 10-K
period 2013-12-31
ComHear, Inc.
filed 2014-03-31
CIK 1561299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 333-188611

ComHear, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-1186821
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

37 W. 28th St., 3rd Floor

New York, New York 10001

(Address of principal executive offices)

(212) 574-4401

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐  No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold by the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,162,418.

The number of shares of the registrant’s common stock outstanding as of March 28, 2014 was 17,115,061.

CAUTIONARY NOTICE

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future. Such forward-looking statements relate to, among other things, our market, strategy, competition, development plans, financing, revenues, operations and compliance with applicable laws. These and other factors that may affect our financial results are discussed more fully in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report. Market data used throughout this report is based on published third party reports or the good faith estimates of management, which estimates are presumably based upon their review of internal surveys, independent industry publications and other publicly available information. Although we believe that such sources are reliable, we do not guarantee the accuracy or completeness of this information, and we have not independently verified such information. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake, and specifically disclaim any obligation, to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and we urge readers to review and consider disclosures we make in this and other reports that discuss factors germane to our business. See in particular our reports on Forms 10-K, 10-Q, and 8-K subsequently filed from time to time with the Securities and Exchange Commission.

PART I

Item 1.	Business

Overview

ComHear, Inc. (the “company” or “we” or “us”) was incorporated under the laws of the State of Delaware on October 12, 2012, however, our current business operations commenced in January 2010. Please see “Our Company” further below for a summary of our corporate formation and development and a discussion of our predecessor operations.

We are an audio and wearables technology products, software and services company. Our wearables technology category is defined as “In the Service of Sound” and we produce “Audio that feels good, sounds great, and is good for you.” We have four primary areas of focus, as follows:

•   We have developed comfortable, extended wear earbud, eartips and ear headset products, which we market under the trademarks EarPuff and EarTOPs, respectively. Our EarPuff and EarTOPs are based on a proprietary and eco-friendly product known as BioFoam, a biodegradable and disposable material and process for comfortable, extended wear earbud, eartips and on/over the ear headset products. We intend to market and sell our BioFoam based EarPuff and EarTOPs to the in the ear and the on/over the ear headset OEMs and industrial verticals segments. We believe these products provide a consistent and superior comfortable fit for active, extended personal daily use.

•   We have developed Kinetic Audio Processing (KAP) software which we intend to market as a stand-alone software application to headset OEMs and bundle with our EarPuff and EarTOPs products. Our KAP software produces a psychoacoustic effect that provides a richer and louder sound without increasing the overall sound pressure level, or volume. We believe this technology opens a new world of immersive and high quality audio for both in ear and over the ear headsets without needing to use high volume settings to obtain the same result. We intend to bundle with our EarPuff and EarTOPs products and license to chipset manufacturers.

•   We have an audio wearable line called Playbutton that is a patent protected MP3 digital music player in the form of a fully customizable, brandable button. We intend to further develop the Playbutton to include advanced audio, communication and sensing technologies to create a wearable technology platform for delivering audio content and services.

•   We have acquired an exclusive license to audio beamforming technology that is intended to deliver personal audio communications without a headset for personal audio, conferencing, automotive, home theater, and other applications. We intend to develop commercial applications of the audio beamforming technology under the trademark, “MyBeam.”

We commenced the sales of our Playbutton product in 2012 and to date all of our revenue from operations has been derived from our sale of the Playbuttons. We have completed the development of our EarPuff and EarTOPs products and KAP software are currently pursuing licensing and distribution agreements with OEM and other industry participants. As of the date of this report, we have entered into a sales representation agreement with Wolfson Microelectronics PLC, however we have not entered into any agreements with OEMs or others for the distribution and sale of our EarPuff, EarTOPs or KAP software.

Our management team created the category of mobile headset and wearable technology back in the early 1990s while with Jabra Corp., which became the leading mobile headset company in North America and was acquired by GNNetcom in 2000. While at Jabra, our management team conducted several innovations, including being the first to miniaturize and fit a speaker and microphone in the ear, developing the first over-the-air programming for headset settings, and inventing and patenting the EarGel, the most comfortable headset eartip to date - until EarPuff.

Our goal is to become a globally recognized audio and wearable technology market leader. We intend to pursue our goal by leading with a thesis of making audio sound and feel great for extended wear, expanding on our Playbutton audio platform to include enhanced audio and then sensing capabilities, and focusing on the development of innovative software and service for the audio OEM and retail markets. We intend to start with OEM and retail distribution partners and brands to drive scale, market awareness, and branding, and then build the brand into a globally recognized leader in our target segments.

Our Market

The global headset market is estimated to reach 1.5 billion – 2 billion units in 2013 through inclusion with mobile devices, personal audio players and through retail. The global retail headset market is expected to grow from $5 billion in 2012 to over $6 billion by 2013 and continue at a 20% annual growth rate through 2018. We intend to sell our EarPuff and EarTOPs products first to the OEM segment to drive consumer awareness and manufacturing scale and then enter retail in late 2014 with one of our OEM partners that has strong retail presence. The wearable technology market, which includes smart watches, reality augmentation devices such as Google Glass, as well as motion, sensing, bio-assistive and other technologies, is expected to grow from $2.7 billion in 2012 to over $15 billion in 2018. We intend to focus our marketing in wearables technology on our Playbutton product and grow it as a platform for other audio and sensing technologies. Global advertising expenditures in North America are expected to grow 3.5% in 2013 to a projected $505 billion global Ad-spend for the year. We have structured our brand partnership approach by targeting trendsetting, influential brands to position the Playbutton as the future product by combining music and brand. In 2012, Total music purchases (Physical Albums, Digital Albums and Digital Songs) were at an all-time high, surpassing 1.65 billion units that year, up 3.1% vs. 2011. For the fifth consecutive year, more vinyl albums were purchased than any other year in the history of Nielsen SoundScan. In 2012, vinyl album sales reached 4.6 million in sales, breaking the previous record of 3.9 million LP album sales in 2011. Since premium purchasers are less price sensitive and are actively seeking for a higher valued product, we believe that value is not about price but about the balance between price and benefits. Our internal research suggests that with digital having no physical tangibility, the ‘super fan’ is still seeking to buy a physical or premium format of music. We believe the Playbutton provides recording artists and their labels with a unique opportunity to reach these premium purchasers who are looking for a special fan experience.

Products and Services

EarPuff

Our EarPuff is a BioFoam-based eartip that fits on the earpiece part of a headset that fits into the ear canal. We believe that the EarPuff has many superior qualities to the silicon or pvc eartips currently in use. Our internal testing demonstrates that the EarPuff provides greater passive noise cancellation than other retail in-the-ear headsets. In addition, we believe the EarPuff provides a better and more consistent coupling to the ear canal, which reduces the loss of low frequencies typical in many earbud products. We intend to market the EarPuff primarily as an OEM part to the manufacturers of headset devices. We customize the EarPuff for headset OEMs by way of our EarSeq connector, an insert that allows the EarPuff to meet or exceed manufacturer’s pull-test requirements while conforming to the various eartip attachment nozzle specifications of the various headset OEMs.

The primary component of our Ear Puff and EarTOP products is BioFoam, a proprietary soy-based product for which we have an exclusive license. Pursuant to our collaboration agreement with the licensor, we hold the exclusive right, for a seven year period ending October 2020 to manufacture and sell wearable electronics, sensors and audio products utilizing BioFoam. We believe our BioFoam based EarPuff provides a tighter and more consistent fit than non-foam tips and accommodates more ear-type variations. The BioFoam allows perspiration to evaporate rather than accumulate and the expansive properties of BioFoam provides a more comfortable and sustained fit, resulting in a headset that is less prone to fall out of the ear. Finally, BioFoam distributes the weight of the headset evenly across the entire ear canal and devices utilizing our BioFoam-based EarPuff feel perceptively lighter. BioFoam is sustainable and biodegradable and yet durable.

We have completed the development of our EarPuff and are currently pursuing licensing and distribution agreements with OEM and other industry participants. We expect to sell EarPuffs in pairs, bundled as a “Pair and Spares” or in sets, as specified by our OEM customers. We also plan to create multiple pair sets for aftermarket channels, as well as industrial quantity (500 to 2,500 units) packaging for healthcare, call center, and other enterprise verticals. We have received initial testing quantity orders for EarPuff from certain OEMs and channel partners and are actively working with large headset OEMs towards integration into their supply chain. We anticipate the commencement of sales of our EarPuff products to headset OEMs in or about the second half of 2014.

EarTOPs

The EarTOPs is an earpad, or cushion, for on-the-ear and over-the-ear headset products. The EarTOPs also utilizes BioFoam as its primary component and is customized for headset OEMs by way of our EarSeq connector. The EarTOPs offers many of the same characteristics of the EarPuff, including:

•	Soft, comfortable, BioFoam earpad;
•	A slow resiliency for a consistent fit, better sounding audio and sound isolation;
•	Passive noise cancellation;
•	Cooler than the leather or leather alternatives (by 10-15% according to 3rd party testing);
•	Customized to connect to on/over-the-ear headsets with our EarSeq; and
•	Made from sustainable soy-based BioFoam.

Similar to the EarPuff, we intend to market the EarTOPs primarily as an OEM part to the manufacturers of headset devices and also to certain aftermarket channels. We have completed the development of our EarTOPs and are currently pursuing licensing and distribution agreements with OEM and other industry participants. We anticipate the commencement of sales of our EarTOPs products to headset OEMs in or about the second half of 2014.

KAP Software

We have developed kinetic audio processing (KAP) software which we intend to market as a stand-alone software application to headset OEMs and bundle with our EarPuff and EarTOPs products. Our KAP software produces a psychoacoustic effect that provides a richer and louder sound without increasing the overall sound pressure level, or volume. We believe this technology opens a new world of immersive and high quality audio for both in ear and over the ear headsets without needing to use high volume settings to obtain the same result. We intend to bundle the KAP software with our EarPuff and EarTOPs products and license to chipset manufacturers.

Our KAP software was created by our chief technology officer, Alan Kraemer, who holds over 25 patents in digital audio signal processing and is the former chief technology officer of SRS Labs, Inc., a Santa Ana, California-based audio technology engineering company that specializes in audio enhancement solutions for a wide variety of consumer electronic devices. The KAP software is optimized on a headset-by-headset basis to increase performance in low-cost headset speaker drivers or elevate the richness of higher-end drivers. We intend to license our KAP software to headset OEMS and audio chipset companies. We also intend to offer the KAP software as a bundled product with our EarPuff and EarTOPs. We have completed development of KAP for porting to audio chipsets and we have developed customized applications in order for the software to be integrated into iOS, Android and Windows mobile phone applications.

Playbutton

The Playbutton is a patent-protected fully customizable music player housed in a branded, wearable button. In its physical form, the Playbutton is a low cost MP3 digital music player with the characteristics and quality of an iPod Shuffle. The Playbutton is unique in that it comes in the form of a wearable button that can be pinned to your shirt or jacket. The button is customizable to offer the customer the opportunity to either promote its brand name or logo in the case of major retailers and other commercial enterprises, as in the case of Giorgio Armani, Gap and Coca Cola, or promote the artist whose music is featured on the device, as in the case of Justin Bieber, Lady Gaga, Florence + the Machine and other major recording artists. We manufacture our Playbutton device according to the specifications and customized details of our customers. The Playbutton device can be produced with up to 16 GB of memory, thereby allowing artist, brands and others to also offer video content by way of the device in addition to music.

We initially intend to distribute the Playbutton through three vertical markets, consisting of our OEM and retail partners, brands and venues or artist merchandise facilities. For OEM and retail partners, our Playbutton represents a new medium to enhance their products, increase revenue, and sub-brand by aligning with target segment-specific artists and genres. For brands, our Playbutton and the music and other digital content loaded onto the Playbutton is a unique and stylish way for major brands to promote brand identity and loyalty, by making each user a walking billboard and advocate. This peer-to-peer marketing allows for increased brand recognition through its targeted spread. For venues or artist merchandise facilities, our Playbutton allows artists to sell their albums plus exclusive content and insights at concerts, or to allow users to return from a concert with a date specific tour button of their favorite artist and download the recorded audio from that nights’ performance.

MyBeam

We have acquired an exclusive license to audio beamforming technology that we believe is capable of delivering personal audio communication without a headset. The technology has the potential to create personal listening areas in a public space. For example, a device incorporating the technology might target discrete audio beams to a primary user or group of users. Those users might be targeted by location, sensors, or an application and the beams could contain different content for different users. In another case two beams will be directed towards the left and right ears of a single listener to enable 3D binaural reproduction without the use of headphones. We intend to develop commercial applications of the audio beamforming technology under the trademark, “MyBeam,” for audio, conferencing, automotive, home theater and other applications.

The MyBeam device currently under development is approximately the length of a tablet and links to a user’s laptop, tablet or smartphone and relies on the two beam binaural modality described above. The device is intended to allow the user to reshape the incoming audio. Using the MyBeam technology, participants in a teleconference are expected to be able to control the acoustic position of other participants relative to where the user is located on screen. Instead of all voices on a conference call seeming to come from a single point in space, the MyBeam device will allow the user to make each voice appear to come from a different location, which should improve intelligibility and be capable of cognitively grouping a team or provide for sidebars within a conference. The system is also intended to allow the user to move participants acoustically closer or farther away, thereby providing control over the audio mix of the conference call. The MyBeam technology will employ software and hardware, including speaker arrays, to target a specific audio feed to a specific listening zone.

Other uses of the MyBeam technology potentially include in car, where navigation instructions would be placed in space where the next command may be, to the left for a left turn, thereby lowering the cognitive load of the driver and preventing left/right confusion for increased safety. At the same time as the navigation beam is being sent to the driver, the passenger next to the driver might be listening to a beam of music.

In the binaural modality, MyBeam is intended to be able to produce a high definition three dimensional listening experience that is referred to as holographic audio. Piggybacking on the trend towards personal media consumption on tablets and smartphones, we intend to provide an experience that immerses the user and not the entire room in a multidimensional personal theater experience.

The MyBeam technology and commercial applications are currently under development and we expect to complete the first prototype of the device before December 2014 and introduce the first device for commercial sale by June 2015. The MyBeam technology was invented by the Sonic Arts R&D group of the Qualcomm Institute, a division of the University of California at San Diego. We acquired a license to the patented technology pursuant to a license agreement effective February 1, 2014 with the Regents of the University of California. The license grants us the US rights to utilize the patented technology in all consumer and enterprise electronics and software services, excluding only microphone arrays. The term of the license is for the life of the underlying patents. For the first five years of the license agreement, or until February 1, 2019, our license rights are exclusive and thereafter they are renewable or may be non-exclusive.

Marketing

We intend to market our EarPuff and EarTOPs products and KAP software to OEM headset and chipset manufacturers. We intend to support our OEM and retail partners with online and printed marketing materials detailing the features and benefits of our products, white papers showing the technical benefits and advantages of our products, and supporting the tech press and blogging community around quality audio and wearable technology to drive market awareness of our products and mission. We also intend to distribute our Playbutton through OEM and retail partners and directly to brands and venues or artist merchandise facilities. We have established an online store at which end users can build and purchase their own customized Playbutton.

Manufacturing

We do not own any manufacturing facilities and intend to utilize third party manufacturing for all of our products. We currently produce our Playbutton products through contract manufacturers located in China, and we expect that all or substantially all of our EarPuff and EarTOPs products will also be manufactured in China. We do not have any long-term contracts with our existing manufacturers. We procure finished and packaged products from our manufacturers so that we require no subassembly.

Competition

Competition for the eartip or earpad segment falls into three main categories, internally manufactured eartips, third party eartip or earpad sourced from China, and Comply foam, a product line from Hearing Components, Inc. Most of our competitors have significant competitive advantages, including greater financial, distribution, marketing and other resources, longer operating histories, better brand recognition among certain groups of consumers, and greater economies of scale. In addition, many of these competitors have long-term relationships with many of the larger retailers.

We intend to compete against the established eartip and earpad products on the basis of comfort, audio sound quality and cost. We believe that our BioFoam based EarPuff and EarTOPs products are softer and more comfortable than the existing silicon and foam products currently in use. We also believe that our products provide a better and more consistent fit for the user. We believe we are the only company that bundles audio enhancing software with an eartip or ear pad specifically tuned to each headset for no additional cost to the OEM. As a result of the superior fit and the noise cancelling KAP software, we believe that our EarPuff and EarTOPs products will provide a superior audio experience.

The Playbutton is a multi-faceted device that competes on several levels. Even though the Playbutton is unique in that it is positioned to spans over three different verticals, each of our target markets are highly competitive and we will be confronted by competition in all areas of our business. In addition, the great majority of our competitors have far greater experience and resources than we do. Further, the marketing of any product or service that, like the Playbutton, relies on the element of fashion and style, is subject to intense competition from other products and services that seek to influence and respond to evolving styles, trends and personal tastes. As a music player, the Playbutton must compete with well-established music player devices, most importantly the iPod and iPod Shuffle devices manufactured by Apple, Inc., as well as smartphones, virtually all of which can operate as a music player device. As a music distribution device, the Playbutton will have to compete directly with a well-established music distribution industry, including traditional CDs and downloadable music content such as Apple’s iTunes Store.

Intellectual Property and Proprietary Rights

We have filed patent applications for our Ear Puff (in-the-ear headset eartip), EarSeq (headset-to-eartip-sequence connector), EarTOP (on/over-the-ear headset pad), and our KAP (kinetic audio processing) software. The pending Ear Puff patent applications were filed in the United States, Canada, Japan, China and the European Union. The pending EarSEQ, EarTOPs and KAP patent applications were filed in the United States. Our trademark for “EarPuff” has been registered as U.S. Registration No. 4418796 and has pending applications in Canada, Japan, China, the EU, and other foreign jurisdictions. The trademark application for “EarSeq” has been filed with the U.S. Trademark Office and is currently pending.

With regard to our Playbutton product, we own three U.S. design patents covering ornamental designs for a portable media player in the form of a button, including the U.S. Patent No. D645,473 issued on September 9, 2011, U.S. Patent No. D657,775 issued on April 17, 2012 and U.S. Patent No.D669,500 to be issued on October 23, 2012. We have filed an international patent application under the Patent Cooperation Treaty and applied for a utility patent in Canada. We also own the U.S. and European registered trademarks for the mark “Playbutton.” We acquired the Playbutton patent and trademark rights in October 2012 from Parte, LLC, which is controlled by Nick Dangerfield, a former member of our board of directors and the inventor of the Playbutton. In connection with that acquisition, we issued to Parte an irrevocable, royalty-free license to manufacture and sell Playbuttons in Japan, South Korea and Taiwan.

The primary component of our Ear Puff and EarTOPs products is BioFoam, a proprietary soy-based product which we license from the owner.  Pursuant to a collaboration agreement between us and the owner of the BioFoam product, we hold the exclusive right, for a seven year period ending October 2020, to manufacture and sell wearable electronics, sensors and audio products utilizing BioFoam.

We acquired a license to the patented MyBeam technology pursuant to a license agreement effective as of February 1, 2014 with the Regents of the University of California. The license grants us the US rights to utilize the patented technology in all consumer and enterprise electronics and software services. The term of the license is for the life of the underlying patents. For the first five years of the license agreement, or until February 1, 2019, our license rights are exclusive and, thereafter, our license rights will become non-exclusive unless we are able to negotiate an extension of our exclusive license rights. The license agreement imposes certain conditions on our continued license rights, including our commitment to (i) pay royalties on the net sales of products and software incorporating the licensed patents; (ii) spend the funds necessary to successfully commercialize the licensed products, currently estimated to be $3 million, including a minimum of $1.5 million during the first year of the agreement; and (iii) successfully develop the first prototype by December 1, 2014 and introduce the first licensed product for sale in the US by June 30, 2015.

We have also entered into a Multiple Project Research Agreement dated February 4, 2014 with the Regents of the University of California. Pursuant to this agreement, we have agreed to collaborate with the University of California on certain research projects from time to time over the three year term of the agreement. We have agreed to support the research under the agreement with up to $800,000 of funding per year, for a total of $2.4 million. Any inventions or discoveries made under the agreement by the University of California alone or jointly with us will be owned solely by the University or owned jointly with us, respectively. The agreement provides us with the first right to negotiate a commercial, royalty bearing license to any inventions or discoveries under the agreement that are owned by the University solely or jointly with us.

Government Regulation

Our business is subject to federal, state and international laws relating to the manufacture and sale of electronic devices and the distribution of proprietary content.

Our Company

ComHear, Inc. (“we” or “us” or “the company” or “ComHear”) was formed on October 12, 2012 under the laws of the State of Delaware under the name Playbutton Acquisition Corp. We were formed for the purpose of acquiring Playbutton, LLC, a Delaware limited liability company engaged in the business of marketing its core product, the Playbutton, a customizable music player housed in a branded, wearable button. On October 15, 2012, we entered into a Unit Exchange Agreement with Playbutton, LLC and the members of Playbutton, LLC pursuant to which the members of Playbutton, LLC agreed to transfer to us all of the issued and outstanding membership interests of Playbutton, LLC in exchange for our issuance of 3,384,079 shares of our common stock to the members of Playbutton, LLC. We closed on our acquisition of Playbutton, LLC on December 18, 2013, at which time Playbutton, LLC became our wholly-owned operating subsidiary and the former members of Playbutton, LLC, as a group, became our controlling shareholders.

In connection with our acquisition of Playbutton, LLC, on October 15, 2012, Playbutton, LLC entered into an Intellectual Property Purchase Agreement with Parte, LLC, the owner of the patents, trademark and other proprietary rights relating to the Playbutton product. Parte is owned by Nick Dangerfield, the inventor of the Playbutton. In September 2011, Playbutton, LLC had entered into a license agreement with Parte pursuant to which Parte granted Playbutton, LLC the exclusive rights to use the patents, trademark and other proprietary rights relating to the Playbutton product in all areas of the world other than Japan, Taiwan and South Korea. Pursuant to the Intellectual Property Purchase Agreement, Parte sold to Playbutton, LLC all right, title and interest in and to all patents, trademark and other proprietary rights relating to the Playbutton product in consideration of our issuance of 892,375 shares of our common stock to Parte. In addition, Playbutton, LLC entered into a License Agreement with Parte pursuant to which Playbutton, LLC granted to Parte, effective as of the close of the transactions under the Intellectual Property Purchase Agreement, an exclusive, perpetual and royalty-free license to use the Playbutton intellectual property in Japan and a non-exclusive, perpetual and royalty-free license to use the Playbutton intellectual property in Taiwan and South Korea.

Following the execution of the Unit Exchange Agreement, Intellectual Property Purchase Agreement and Parte License Agreement, we commenced the private placement of 2,000,000 units of our securities at $2.00 per unit, each unit consisting of two shares of our common stock and one warrant to purchase one share of our common stock at an exercise price of $1.50 per share. The private placement was conducted by WFG Investments, Inc., as placement agent. In the private placement, we sold a total of 1,264,275 units to 43 investors for the net proceeds of $2,257,050, after payment of WFG Investments’ commissions.

On February 21, 2013, we changed our corporate name to Playbutton Corporation.

On December 5, 2013, we entered into a Unit Exchange Agreement with Taida Company, LLC and the members of Taida, pursuant to which the members of Taida agreed to transfer to us all of the issued and outstanding membership interests of Taida in exchange for our issuance of 7,578,651 shares of our common stock to the members of Taida. Taida, LLC was founded by Randy Granovetter, our current president and chief executive officer, and is the owner of the audio technology relating to the EarPuffs, EarTOPs, KAP software and MyBeam products. We closed on our acquisition of Taida on January 17, 2014, at which time Taida, LLC became our wholly-owned operating subsidiary and the former members of Taida, LLC, as a group, become our controlling shareholders. At that time, the senior management of Taida, including Randy Granovetter, Mike Silva, Gordon Schenk, and Alan Kraemer, were appointed to serve as our senior executive officers.

In connection with our acquisition of Taida Company, LLC, we made arrangements for the cancellation of 2,809,891 shares of our issued and outstanding common stock. In October 2013, Silent Ventures, LLC, formerly the principal stockholder of our company, conducted the private sale of all 2,230,584 shares of our common stock held by Silent Ventures. The purchaser of those shares has agreed to cancel, for no consideration, 1,730,584 of the common shares formerly held by Silent Ventures subject and immediately prior to our acquisition of Taida. In addition, Parte LLC, our second largest stockholder, agreed to sell back to us 1,079,307 shares of our common stock held by Parte for the total consideration of $175,000. Our repurchase of the 1,079,307 shares from Parte and the cancellation of the 1,730,584 shares formerly held by Silent Ventures took place on January 31, 2014.

Following the execution of the Unit Exchange Agreement with Taida, LLC, we commenced the private placement of shares of our common stock at $1.23 per share. The private placement was conducted by WFG Investments, Inc., as placement agent. In the private placement, we sold a total of 4,067,051 shares to 47 investors for the gross proceeds of $5,002,473, including $4,772,475 of cash proceeds and the conversion to our common shares of $229,998 of investment notes previously issued by Taida. We paid fees and sales commissions of $319,896.80 in connection with the private placement.

On January 28, 2014, we changed our corporate name to “ComHear, Inc.”

Employees

As of the date of this report, we have 16 employees.

Available Information

Our website is located at www.comhear.com. The information on or accessible through our website is not part of this annual report on Form 10-K. A copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports and other information regarding our filings at www.sec.gov.

Item 1A.	Risk Factors

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected.  In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Since we have a limited operating history, it is difficult for potential investors to evaluate our business. We commenced revenue-producing operations in late September 2011 and from inception through December 31, 2013, we have generated $1,224,338 of revenue, all of which relates to our sale of our Playbutton product. In January 2014, we acquired Taida Company, LLC, the owner of the assets and operations relating to our EarPuff, EarTOPS, BioFoam technology, KAP and software and MyBeam technology. Taida was formed in January 2010 and as of the date of this report has not commenced revenue producing operations. Our limited operating history makes it difficult for potential investors to evaluate our historical or prospective operations. As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business. Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. Our business is dependent upon the implementation of our business plan. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of December 31, 2013, we had approximately $$943,492 of working capital. Since December 31, 2013, we acquired an additional $5,002,473 of working capital through the sale of our common shares, including $4,772,475 of cash proceeds and the conversion to our common shares of $229,998 of investment notes previously issued by Taida. While we believe that our working capital on hand as of the date of this report will be sufficient to fund our operations for, at least, the next 12 months, there can be no assurance that we will not require significant additional capital within the next 12 months. For example, in our Ear Puff line of business, we will endeavor to receive upfront payments from OEMs to cover custom tooling and early production. However, we may be unable to obtain upfront payments from the OEMs or we may want to forego upfront payment in order to obtain better commercial terms or we may encounter a situation where we need to ramp up our production faster than we are able to finance through payments from our OEM customers. In either situation, we may require additional capital for investment, operations and working capital. As another example, to date, we have been able to finance the production of our Playbutton products by way of upfront payments received from our customers at the time of their placement of a purchase order. While we believe that we will continue to be able to obtain advance deposits sufficient to fund production of non-retail purchase orders, there can be no assurance that this practice will not change as result of adverse economic conditions impacting our customers or otherwise. Also, in the event that we are able to secure a large retail order, for example an order for Playbutton music albums for distribution through Walmart, Target or the like, the retailer is unlikely to provide an adequate advance to build the required inventory. In the event we are no longer able to obtain advance deposits from non-retail customers or we acquire a large retail order, we may require additional capital in order to finance the production of product inventory.

In the event we require additional working capital, we will consider raising additional funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing, with a bias toward debt financing over equity raisings. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced and our stockholders may experience additional dilution in net book value per share.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in our industry, and the fact that we are not yet profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may be required to reduce or even cease operations.

We are continuing to develop customer acceptance of our Playbutton products and we have not yet launched our EarPuff, EarTOPS or KAP products and software. Until such time as our products and software are widely accepted in the marketplace we do not expect to achieve a profitable level of operations. We commenced the marketing and sale of our Playbutton products in September 2011 and through December 31, 2013 we have generated only $1,224,338 of revenue from our Playbutton’s operations. While we have completed the development of our Ear Puff and EarTOPS products and our KAP software, we have not generated any revenue from their sale or licensing nor have we entered into any agreements with OEMs or others with respect to the licensing of our Ear Puff or EarTOPS or our KAP software. We may be unable to generate sufficient demand for our products and software. If we fail to generate sufficient demand for our products and software, we may be unable to sustain operations or generate a return to investors. No independent organization has conducted market research providing management with independent assurance from which to estimate potential demand for our products and software. The overall market may not be receptive to our products, and we may not successfully compete in the target market for our products.

Our products are subject to certain licensing requirements and we may not be able to maintain those licensed rights. The primary component of our Ear Puff and EarTOPS products is BioFoam, a proprietary soy-based product which we license from its owner. Pursuant to a collaboration agreement between us and the owner of the BioFoam product, we hold the exclusive right, for a seven period ending October 2020, to manufacture and sell wearable electronics, sensors and audio products utilizing BioFoam. Our continuing rights to the BioFoam product are subject to customary terms and conditions and our failure to comply with those terms and conditions could result in the loss of our rights to use the BioFoam product. We also acquired a license to the patented MyBeam technology and device pursuant to a license granted by the University of California. Our MyBeam license agreement imposes certain conditions on our continued license rights, including our commitment to spend the funds necessary to successfully commercialize the licensed products, currently estimated to be $3 million, and successfully develop the first prototype by December 1, 2014 and introduce the first licensed product for sale in the US by June 30, 2015. The loss of our rights to use the BioFoam product or MyBeam technology for any reason would have a material adverse effect on our operations and prospects and could result in the termination of the line of products impacted by the loss of license rights.

We depend upon a limited number of third-party suppliers to provide our component parts and manufacture our finished products, and any disruptions in the operations, or the loss, of any of these third parties, could harm our ability to meet our delivery obligations to our customers, reduce our revenues, increase our cost of sales and harm our business. We have exclusive materials sourcing and manufacturing contracts for our Ear Puff and EarTOPS products and any future products incorporating BioFoam. While these contracts provide us with certain strategic and competitive advantages, they also provide a reliance on our supply and manufacturing partners. We have attempted to mitigate our dependence on our supplier and manufacturer of BioFoam-based products by including provisions in our agreements that provide for additional manufacturing partners in certain circumstances. Were we to need to move to other suppliers of our BioFoam based products, there would most likely be time delays and additional capital investment required which would impact our operations and may put delivery commitments to our customers at risk. With respect to our Playbutton product, we source all of our component parts from suppliers in Asia, primarily China, and our Playbutton products are manufactured by third-party contract manufacturers located in China.

A supplier’s ability to meet our product manufacturing demand is limited mainly by its overall capacity and current capacity availability. Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of parts and components from our suppliers. A reduction or interruption in our product supply source, an inability of our suppliers to react to shifts in product demand or an increase in component prices could have a material adverse effect on our business or profitability. Component shortages could adversely affect our ability and that of our customers to ship products on a timely basis and, as a result, our customers’ demand for our products. Any such shipment delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain desired levels of profitability. Additionally, failure to meet customer demand in a timely manner could damage our reputation and harm our customer relationships. Our operations may also be harmed by lengthy or recurring disruptions at any of our suppliers’ manufacturing facilities and by disruptions in the distribution channels from our suppliers and to our customers. Any such disruptions could cause significant delays in shipments until we are able to shift the products from an affected manufacturer to another manufacturer. If the affected supplier was a sole-source supplier, we may not be able to obtain the product without significant cost and delay. The loss of a significant third-party supplier or the inability of a third-party supplier to meet performance and quality specifications or delivery schedules could harm our ability to meet our delivery obligations to our customers and negatively impact our revenues and business operations.

A significant portion of our component parts are subject to significant price fluctuations, which can adversely impact our cost of sales and profit margin. Approximately 72% of our cost of goods of a Playbutton is represented by the battery, PCBA (circuit board) and flash memory components. While these components are readily available from a number of suppliers, the cost of each component has historically been subject to significant price fluctuations based on supply and demand. To date, we have been able to produce our Playbutton products on a just-in-time basis which allows us to minimize the risk that the component costs may significantly increase from the time we contract with our customer to the time we order the component parts. We believe that as our production runs and associated component purchases increase, we will be able to minimize the risks associated with component pricing by inventorying component parts and entering into hedge transactions that secure the delivery of component parts at reasonable prices. Until such time, if ever, as we are able to minimize the risk associated with the cost of our product components, any significant increase in the costs of the Playbutton battery, PCBA (circuit board) or flash memory components may negatively impact our profit margin for our Playbutton products sold.

We may be unable to adequately protect our intellectual property rights and our existing intellectual property rights may not effectively protect us from competition. Our success depends upon maintaining the confidentiality and proprietary nature of our intellectual property rights, including our patents and our trademarks. As of the date of this report, we have received U.S. trademarks for “EarPuff” and “Playbutton”. We have filed for trademark registration of the “EarPuff” “EarTOPS” and “EarSeq” trademarks in the U.S., Japan, China, the European Union, and other foreign jurisdictions, however, we have not registered our Playbutton trademark outside of the United States nor our other marks in all foreign jurisdictions. While we intend to conduct additional foreign registrations of our trademarks, there can be no assurance that we will be successful in doing so. We have applied for and have pending patent applications for our Ear Puff (in-the-ear headset eartip), EarSeq (Headset-to-Eartip-Sequence connector), EarTOPS (on/over the ear headset pad), and our KAP (kinetic audio processing) software in the United States, Canada, the EU, China, Japan, and other foreign jurisdictions stemming from PCT patent applications. There can be no assurance that we will be successful in acquiring issued patents in any jurisdiction for our EarPuff, EarSeq or EarTOPs products or the KAP software.

Our ability to compete may be damaged, and our revenues may be reduced, if we are unable to protect our intellectual property rights adequately. Patent, trademark, trade secret and copyright laws provide limited protection. The protections provided by laws governing intellectual property rights do not prevent our competitors from developing, independently, products similar or superior to our products. In addition, effective protection of copyrights, trade secrets, trademarks, and other proprietary rights may be unavailable or limited in certain foreign countries. We may be unaware of certain non-publicly available patent applications, which, if issued as patents, could relate to our products and software as currently designed or as we may modify them in the future. Legal or regulatory proceedings to enforce our patents, trademarks or copyrights could be costly, time consuming, and could divert the attention of management and technical personnel.

We may engage in acquisitions or strategic transactions that could result in significant changes or management disruption and fail to enhance stockholder value. From time to time, we may engage in acquisitions or strategic transactions with the goal of maximizing stockholder value. However, achieving the anticipated benefits of acquisitions or strategic transactions will depend in part upon our ability to integrate the acquired businesses, products or technologies in an efficient and effective manner. The integration of businesses, products or technologies that have previously operated independently may result in significant challenges, and we may be unable to accomplish the integration smoothly or successfully. We cannot assure you that the integration of acquired businesses, products or technologies with our business will result in the realization of the full benefits anticipated by us to result from the acquisition.

There is no public trading market for our stock. As of the date of this report, there is no public trading market for our common stock. In August 2013, we commenced the process of seeking approval from FINRA for the quotation of our common shares on the OTC Bulletin Board, however we suspended the approval process pending the completion of our acquisition of Taida and our concurrent private placement sale of our common shares. We intend to resume the process of seeking approval from FINRA for the quotation of our common shares on the OTC Bulletin Board at the appropriate time. However, there can be no assurance that we will obtain FINRA approval or that a market for our shares will develop. Furthermore, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult:

•	to obtain accurate quotations,
•	to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and
•	to obtain needed capital.

No Dividends. We do not expect to pay cash dividends on our common stock in the foreseeable future.

Control By Management May Limit Your Ability to Influence the Outcome of Director Elections and Other Transactions Requiring Stockholder Approval. As of the date of this report, our directors and executive officers beneficially own approximately 42.3% of our outstanding common stock. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how our other stockholders, including investors in the offering, may vote, including the following actions:

•	to elect or defeat the election of our directors;
•	to amend or prevent amendment of our certificate of incorporation or bylaws;
•	to effect or prevent a merger, sale of assets or other corporate transaction; and
•	to control the outcome of any other matter submitted to our stockholders for vote.

Such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Company Executive Offices

We lease 1,800 square feet in New York, New York on a month-to-month basis at the lease rate of $4,500 per month. We believe that our current facilities are adequate for our foreseeable needs.

Item 3.	Legal Proceedings

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject, except for routine litigation incurred in the normal course of business.

Item 4.	Mine Safety Disclosures

Inapplicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities Market Information

As of the date of this report, there is no public trading market for our common stock. While we intend to pursue the process of seeking approval from FINRA for the quotation of our common shares on the OTC Bulletin Board, there can be no assurance that we will be able to obtain FINRA approval or that a market for our shares will develop.

Holders of Record

As of March 28, 2014, there were approximately 65 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We presently intend to retain earnings to finance the operation and expansion of our business.

Equity Compensation Plan Information

We have adopted the a 2012 Equity Incentive Plan providing for the grant of non-qualified stock options and incentive stock options to purchase shares of our common stock and for the grant of restricted and unrestricted share grants.  We have reserved 2,500,000 shares of our common stock under the plan.  All officers, directors, employees and consultants to our company are eligible to participate under the plan.  The purpose of the plan is to provide eligible participants with an opportunity to acquire an ownership interest in our company.

The following table sets forth certain information as of December 31, 2013 about our stock plans under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity compensation plans approved by security holders	150,000	$1.00	2,350,000
Equity compensation plans not approved by security holders	–	–	–
Total	150,000	$1.00	2,350,000

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

ComHear, Inc. (“we” or “us” or “the company” or “ComHear” ) was formed on October 12, 2012 under the laws of the State of Delaware under the name Playbutton Acquisition Corp. We were formed for the purpose of acquiring Playbutton, LLC, a Delaware limited liability company engaged in the business of marketing its core product, the Playbutton, a customizable music player housed in a branded, wearable button. We acquired Playbutton, LLC on December 18, 2013, at which time Playbutton, LLC became our wholly-owned operating subsidiary. On February 21, 2013, we changed our corporate name to Playbutton Corporation.

On January 17, 2014, we acquired Taida Company, LLC, a Delaware limited liability company founded by Randy Granovetter, our current president and chief executive officer. Taida is the owner of the audio technology relating to the EarPuffs, EarTOPs, KAP software and MyBeam technology. On January 28, 2014, we changed our corporate name to ComHear, Inc. For a more complete summary of these transactions and other material transactions concerning our corporate formation and development, please see Part I, Item 1 “Business - Our Company”.

Our audited consolidated financial statements included in this report reflect our financial condition and results of operations as consolidated with Playbutton, LLC. Because we completed our acquisition of Taida after our fiscal year end, our audited consolidated financial statements included in this report do not reflect the financial condition and results of operations of Taida. As of the date of this report, Taida had not commended revenue producing operations.

General

We are an audio and wearables technology products, software and services company. Our wearables technology category is defined as “In the Service of Sound” and we produce “Audio that feels good, sounds great, and is good for you.” We have four primary areas of focus, as follows:

•    We have developed comfortable, extended wear earbud, eartips and ear headset products, which we market under the trademarks EarPuff and EarTOPs, respectively. Our EarPuff and EarTOPs are based on a proprietary and eco-friendly product known as BioFoam, a biodegradable and disposable material and process for comfortable, extended wear earbud, eartips and on/over the ear headset products. We intend to market and sell our BioFoam based EarPuff and EarTOPs to the in the ear and the on/over the ear headset OEMs and industrial verticals segments. We believe these products provide a consistent and superior comfortable fit for active, extended personal daily use.

•    We have developed kinetic audio processing (KAP) software which we intend to market as a stand-alone software application to headset OEMs and bundle with our EarPuff and EarTOPs products. Our KAP software produces a psychoacoustic effect that provides a richer and louder sound without increasing the overall sound pressure level, or volume. We believe this technology opens a new world of immersive and high quality audio for both in ear and over the ear headsets without needing to use high volume settings to obtain the same result. We intend to bundle with our EarPuff and EarTOPs products and license to chipset manufacturers.

•    We have an audio wearable line called Playbutton that is a patent protected MP3 digital music player in the form of a fully customizable, brandable button. We intend to further develop the Playbutton to include advanced audio, communication and sensing technologies to create a wearable technology platform for delivering audio content and services.

•    We have acquired an exclusive license to audio beamforming technology that is intended to deliver personal audio communications without a headset for personal audio, conferencing, automotive, home theater, and other applications. We intend to develop commercial applications of the audio beamforming technology under the trademark, “MyBeam.”

We commenced the sales of our Playbutton product in 2012 and to date all of our revenue from operations has been derived from our sale of the Playbuttons. We have completed the development of our EarPuff and EarTOPs products and KAP software are currently pursuing licensing and distribution agreements with OEM and other industry participants. As of the date of this report, we have entered into a sales representation agreement with Wolfson Microelectronics PLC, however we have not entered into any agreements with OEMs or others for the distribution and sale of our EarPuff, EarTOPs or KAP software.

Results of Operations For the Years Ended December 31, 2013 and 2012

	Year Ended December 31,	Year Ended December 31,
	2013	2012
Net sales	$174,750	$683,463
Gross profit	$40,502	$157,347
Operating expenses	$1,217,269	$1,202,959
Loss from operations	$(1,176,767)	$(1,045,612)
Other income (expense)	$(43,668)	$533
Net loss	$(1,220,435)	$(1,045,079)
Loss per common share – basic and diluted	$(0.16)	$(0.29)

Revenue

We had net sales for the year ended December 31, 2013 and 2012 of $174,750 and $683,463, respectively. Net sales were driven by the sale of 13,514 Playbutton units during the year ending December 31, 2013, and the sale of 61,185 Playbutton units during the year ending December 31, 2012. Net sales decreased during the year ending December 31, 2013 compared to the prior year as a result of a decision by management and the board in late 2012 to broaden our business plan from a focus solely on music publishers and brands looking to create customized Playbuttons for specific marketing projects, which tend to be more sporadic and one-off transactions, to a retail centered focus for mass quantity sales spanning multiple locations with recurring revenue streams. As we made the transition to retail and refocused our resources, revenue dropped by approximately 75% in 2013. We began retail commercial trials in 2013, but to date have not executed an agreement for national distribution with a retailer.

Gross Profit

Gross profit for the years ended December 31, 2013 and 2012 was 23%, or $40,502 and $157,347, respectively. The decrease in gross profit was largely the result of decreased revenue during the period.

Operating Expenses

Operating expenses for the year ended December 31, 2013 were $1,217,269, as compared to $1,202,959 for the year ended December 31, 2012, an increase of $14,310. The increase in operating expenses is primarily the result of:

•	An increase in payroll and payroll related expenses of $268,000 due to employee raises and the hiring of new employees during 2013;
•	An increase in legal and professional fees in the amount of $309,000 as a result of our financing activities, public reporting requirements and business development consulting;
•	An increase in charitable contributions of $9,000;
•	An increase in rent and insurance expense of $36,000;
•	An increase in conferences and travel related expense of $43,000;
•	An increase in research and development expense of $19,000. Research and development expenses consist primarily of payments to third parties for the development of Our product. We expense research and development costs as incurred.; and
•	An increase in bad debt expense of $12,000 due to the Company exhausting collection efforts and writing off an account during the year.

These increases in operating expenses were offset by a decrease in the following:

•	A decrease in stock based compensation of $680,000. The decrease was primarily due to stock awards issued during the prior year for intellectual property;
•	A decrease in advertising expense in the amount of $18,500 as a result of significant non-recurring expenses incurred during the year ended December 31, 2012 associated with the development of our website; and
•	A decrease in royalty expense of $8,900 due to an amendment to our former license agreement pursuant to which our royalty obligations were terminated starting in April 2012.

Loss from Operations

Loss from operations for the year ended December 31, 2013 was $(1,176,767), as compared to $(1,045,612) for the year ended December 31, 2012. The increase in loss from operations was primarily attributable to the decrease in sales and the increase in operating expenses as detailed above.

Other Income (Expenses)

Other income (expenses) for the year ended December 31, 2013 was $(43,668), as compared to $533 for the year ended December 31, 2012. Other expense during the year ended December 31, 2013 consisted of liquidated damages of $(52,248) due to our failure to meet the effectiveness deadline of our registration statement. Other expense during the year ended December 31, 2012 consisted of interest expense of $438. Other income during the comparable years consisted of interest income and miscellaneous income.

Net Loss

Net Loss for the year ended December 31, 2013 was $(1,220,435) or loss per share of $(0.16), as compared to a net loss of $(1,045,079) or loss per share of $(0.29), for the year ended December 31, 2012. The increase in net loss was primarily attributable to the decrease in sales and increase in operating expenses and other income (expenses) as detailed above.

Inflation did not have a material impact on the Company’s operations for the year.

Liquidity and Capital Resources

As of December 31, 2013, we had $943,492 of working capital. aOur working capital position has significantly improved following our December 31, 2013 fiscal year end as a result of our private placement sale of 4,067,051 shares of common stock at an offering price of $1.23 per share, of which 3,880,060 shares were sold for gross cash proceeds of $4,772,473 and 186,991 shares were sold for the conversion of $229,998 of indebtedness under the investment notes issued by Taida at the rate of $1.23 per share. After the payment of $319,897 of selling commissions and fees, we realized cash net proceeds of $4,682,576, of which $550,000 was applied towards the repayment of the remaining indebtedness under the Taida investment notes.

We believe that our working capital on hand as of the date of this report will be sufficient to fund our plan of operations over the next 12 months. However, there can be no assurance that we will not require additional capital within the next 12 months. For example, in our Ear Puff line of business, we will endeavor to receive upfront payments from OEMs to cover custom tooling and early production. However, we may be unable to obtain upfront payments from the OEMs or we may want to forego upfront payment in order to obtain better commercial terms or we may encounter a situation where we need to ramp up our production faster than we are able to finance through payments from our OEM customers. In either situation, we may require additional capital for investment, operations and working capital. As another example, to date, we have been able to finance the production of our Playbutton products by way of upfront payments received from our customers at the time of their placement of a purchase order. While we believe that we will continue to be able to obtain advance deposits sufficient to fund production of non-retail purchase orders, there can be no assurance that this practice will not change as result of adverse economic conditions impacting our customers or otherwise. Also, in the event that we are able to secure a large retail order, for example an order for Playbutton music albums for distribution through Walmart, Target or the like, the retailer is unlikely to provide an adequate advance to build the required inventory. In the event we are no longer able to obtain advance deposits from non-retail customers or we acquire a large retail order, we may require additional capital in order to finance the production of product inventory. . In the event we are no longer able to obtain advance deposits from non-retail customers or we acquire a large retail order, we will require additional capital in order to finance the production of product inventory. We would endeavor to acquire the required capital through commercial credit facilities, however there can be no assurance we would qualify for commercial debt financing on terms acceptable to us or at all. If commercial debt financing is unavailable, we would endeavor to acquire the additional capital through the sale of our debt or equity securities, the success of which there can be no assurance.

Our plan of operations over the next 12 months is to lower the cost of goods sold on our Playbutton product and focus on high unit revenue opportunities. We are actively pursuing OEM sales with our EarPuff, EarTOP and KAP software and have a licensing agreement with Wolfson Microelectronics plc for KAP software. We are investing in research and development to commercialize our MyBeam technology and will be pursuing professional services contracts as we move towards commercial trials of our beamforming technology. We also intend to pursue strategic opportunities to grow our business both organically and through acquisition. We intend to explore alliances and possible acquisitions of complementary businesses.

The following table summarizes total current assets, liabilities and working capital at December 31, 2013 and December 31, 2012.

	December 31, 2013	December 31, 2012
Current Assets	$1,136,960	$2,177,837
Current Liabilities	(193,468)	(70,543)
Working Capital (Deficit)	$943,492	$2,107,294

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the years ended December 31, 2013 and 2012 was $(1,181,389) and $(350,014), respectively. The net loss for the years ended December 31, 2013 and 2012 was $1,220,435 and $1,045,079, respectively. The increase in cash used in operating activities for the year ended December 31, 2013 as compared December 31, 2012, was primarily for payroll and payroll related expenses, legal and professional fees, and prepayments on inventory orders.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities for the years ended December 31, 2013 and 2012 was $(551,749) and $0, respectively. The increase in cash used in investing activities for the year ended December 31, 2013 as compared December 31, 2012, was primarily for computer purchases of $1,749 and the Company entered into two convertible note purchase agreements with Taida pursuant to which the Company loaned Taida a total of $550,000.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the years ended December 31, 2013 and 2012 was $27,700 and 2,207,585, respectively. During the year ended December 31, 2013 this consisted of net proceeds of $28,150 provided through the issuance of common stock and warrants and repayments of related party loans of $(450). During the year ended December 31, 2012 this consisted of net proceeds of $2,213,959 provided through the issuance of common stock and warrants and repayments of related party loans of $(6,374).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

ComHear, Inc.

(Formerly Playbutton Corporation)

December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ComHear, Inc.

(Formerly Playbutton Corporation)

We have audited the accompanying consolidated balance sheets of ComHear, Inc. (formerly Playbutton Corporation) (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

March 31, 2014

ComHear, Inc.

(formerly Playbutton Corporation)

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012

Assets:
Cash	$433,237	$2,138,675
Accounts receivable, net	49,020	20,548
Accounts receivable - related parties, net	8,353	9,488
Inventory	22,048	1,100
Deposits on inventory	60,285	–
Prepaid expenses and other current assets	9,486	7,776
Notes receivable and accrued interest	554,281	–
Due from related party	250	250
Total current assets	1,136,960	2,177,837

Property and equipment, net	1,641	–

Total Assets	$1,138,601	$2,177,837

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable and accrued expenses	$193,468	$70,093
Advances from related party	–	450
Total current liabilities	193,468	70,543

Commitments and Contingencies

Stockholders' Equity:
Common stock par value $0.0001: 50,000,000 shares authorized; 7,528,150 and 7,500,000 shares issued and outstanding, respectively	753	750
Additional paid in capital	3,231,509	3,173,238
Accumulated deficit	(2,287,129)	(1,066,694)
Total stockholders' equity	945,133	2,107,294

Total Liabilities and Stockholders' Equity	$1,138,601	$2,177,837

See accompanying notes to the consolidated financial statements.

ComHear, Inc.

(formerly Playbutton Corporation)

Consolidated Statements of Operations

	For the Year Ended
	December 31, 2013	December 31, 2012

Sales
Product sales- net	$160,703	$638,091
Product sales related party- net	5,066	15,770
Shipping revenue	8,981	29,602
Total	174,750	683,463

Cost of sales	134,248	526,116

Gross profit	40,502	157,347

Operating expenses
Compensation	470,959	903,813
Professional fees	414,177	146,220
Research and development	19,123	–
Selling, general and administrative expenses	313,010	152,926
Total operating expenses	1,217,269	1,202,959

Loss from operations	(1,176,767)	(1,045,612)

Other income (expenses)
Registration rights liquidated damages	(52,248)	–
Interest income	7,930	18
Miscellaneous income	650	953
Interest expense	–	(438)
Total other income (expense)	(43,668)	533

Loss before income tax provision	(1,220,435)	(1,045,079)

Income tax provision	–	–

Net loss	$(1,220,435)	$(1,045,079)

Net loss per common share - basic and diluted	$(0.16)	$(0.29)

Weighted average common shares outstanding -basic and diluted	7,518,130	3,662,725

See accompanying notes to the consolidated financial statements.

ComHear, Inc.

(formerly Playbutton Corporation)

Consolidated Statement of Stockholders' Equity

For the Year Ended December 31, 2013 and 2012

	Common Stock: Par Value $0.0001		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Equity

Balance, December 31, 2011	3,384,079	$338	$249,912	$(1,045,079)	$(794,829)

Common stock issued for cash	723,546	72	1,428		1,500

Common stock and warrants issued for cash	2,500,000	250	2,499,750		2,500,000

Common stock issued for intellectual property
and compensation	892,375	89	703,102		703,191

Stock options issued for services			6,588		6,588

Stock issuance costs			(287,541)		(287,541)

Net loss				(1,045,079)	(1,045,079)
Balance, December 31, 2012	7,500,000	750	3,173,238	(1,066,694)	2,107,294

Common stock and warrants issued for cash	28,150	3	28,147		28,150

Stock options issued for services			30,124		30,124

Net loss				(1,220,435)	(1,220,435)
Balance, December 31, 2013	7,528,150	$753	$3,231,509	$(2,287,129)	$945,133

See accompanying notes to the consolidated financial statements.

ComHear, Inc.

(formerly Playbutton Corporation)

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31, 2013	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,220,435)	$(1,045,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	108	–
Bad debt	12,387	–
Share based compensation	30,124	709,779
Changes in operating assets and liabilities:
Accounts receivable	(40,859)	(20,548)
Accounts receivable - related parties	1,135	(9,488)
Inventory	(20,948)	(1,100)
Deposits on inventory	(60,285)	–
Prepaid expenses and other current assets	(1,710)	(4,586)
Accrued interest on notes receivable	(4,281)	–
Accounts payable and accrued expenses	123,375	21,008
Net Cash Used in Operating Activities	(1,181,389)	(350,014)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(1,749)	–
Increase in note receivable	(550,000)	–
Net Cash Used in Investing Activities	(551,749)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	28,150	2,501,500
Stock issuance costs	–	(287,541)
Repayments to related party	(450)	(6,374)
Net Cash Provided by Financing Activities	27,700	2,207,585

Net Change in Cash	(1,705,438)	1,857,571

Cash - Beginning of Reporting Period	2,138,675	281,104

Cash - End of Reporting Period	$433,237	$2,138,675

SUPPLEMENTARY CASH FLOW INFORMATION:
Income tax paid	$–	$–
Interest paid	$–	$438

See accompanying notes to the consolidated financial statements.

ComHear, Inc.

(Formerly Playbutton Corporation)

December 31, 2013 and 2012

Notes to the Consolidated Financial Statements

Note 1 - Organization and Operations

ComHear, Inc. (formerly Playbutton Corporation)

ComHear, Inc. (formerly Playbutton Corporation) (the “Company”) was incorporated on October 12, 2012 under the laws of the State of Delaware under the name Playbutton Acquisition Corp. On February 21, 2013, the Company changed its name to Playbutton Corporation and on January 24, 2014, the Company changed its name to ComHear, Inc. The Company was formed for the sole purpose of acquiring Playbutton, LLC, a Delaware limited liability company (“Playbutton LLC”) engaging in the business of marketing its core product, the Playbutton, a customizable music player housed in a branded, wearable button.

Playbutton, LLC

Playbutton, LLC was organized as a Limited Liability Company on September 8, 2011 under the laws of the State of Delaware.

Acquisition of Playbutton, LLC by Playbutton Acquisition Corp.

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

Note 2 - Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The accompanying financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.
(ii)	Inventory obsolescence and markdowns: The Company’s estimate of potentially excess and slow-moving inventories is based on evaluation of inventory levels and aging, review of inventory turns and historical sales experiences. The Company’s estimate of reserve for inventory shrinkage is based on the historical results of physical inventory cycle counts.
(iii)	Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.
(iv)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.
(v)	Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value share options and similar instruments.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

ComHear, Inc. (formerly Playbutton Corporation)	The State of Delaware	October 12, 2012	100%

Playbutton LLC	The State of Delaware	September 8, 2011	100%

The consolidated financial statements include all accounts of the Company and LLC as of December 31, 2013 and 2012 and for the years then ended.

All inter-company balances and transactions have been eliminated.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

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

Fair Value of Non-Financial Assets or Liabilities Measured on a Recurring Basis

The Company’s non-financial assets include inventory. The Company identifies potentially excess and slow-moving inventory by evaluating turn rates, inventory levels and other factors. Excess quantities are identified through evaluation of inventory aging, review of inventory turns and historical sales experiences. The Company provides lower of cost or market reserves for such identified excess and slow-moving inventories. The Company establishes a reserve for inventory shrinkage, if any, based on the historical results of physical inventory cycle counts.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. When long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The key assumptions used in management’s estimates of projected cash flow deal largely with forecasts of sales levels, gross margins, and operating costs of the manufacturing facilities. These forecasts are typically based on historical trends and take into account recent developments as well as management’s plans and intentions. Any difficulty in manufacturing or sourcing raw materials on a cost effective basis would significantly impact the projected future cash flows of the Company’s manufacturing facilities and potentially lead to an impairment charge for long-lived assets. Other factors, such as increased competition or a decrease in the desirability of the Company’s products, could lead to lower projected sales levels, which would adversely impact cash flows. A significant change in cash flows in the future could result in an impairment of long lived assets.

The impairment charges, if any, is included in operating expenses in the accompanying statements of operations.

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

The Company recorded dad debt expense of $12,387, and $0 for the years ended December 31, 2013 and 2012, respectively.

The Company does not have any off-balance-sheet credit exposure to its customers.

Inventory

Inventory Valuation

The Company values inventories, consisting of parts and finished goods, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method for finished goods. Cost of finished goods comprises direct materials, and freight. The Company reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value.  Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

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

Inventory was comprised of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Parts	14,418	–
Finished goods	7,630	1,100
	$22,048	$1,100

The company had $60,285 of “Deposits on inventory” at December 31, 2013.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Computers	3-5

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

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

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company derives its revenues from sales contracts with customers with revenues being generated upon the shipment of merchandise. Persuasive evidence of an arrangement is demonstrated via sales invoice or contract; product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the vessel or rail company and title transfers upon shipment, based on free on board (“FOB”) warehouse terms; the sales price to the customer is fixed upon acceptance of the signed purchase order or contract and there is no separate sales rebate, discount, or volume incentive. When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

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

Research and Development

Research and development is expensed as incurred. Research and development expenses for the year ended December 31, 2013 and 2012 were $19,123 and $0, respectively.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended December 31, 2013 or 2012.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	For the Year Ended
	December 31, 2013	December 31, 2012
Common stock options, exercise price of $1.00	150,000	150,000
Common stock warrants, exercise price of $1.50	1,264,075	1,250,000
Total common stock equivalents	1,414,075	1,400,000

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

Note 3 – Notes Receivable and Accrued Interest

The Company entered into two convertible note purchase agreements with Taida Company, LLC (“Taida”), pursuant to which the Company loaned Taida a total of $550,000. The loans bear interest at the rate of five percent per annum and all interest and principal is due and payable in April 2014. The principal and accrued interest under the notes is convertible into a 5.5% membership interest in Taida. The principal balance on the notes at December 31, 2013 was $550,000.

Accrued interest on the notes at December 31, 2013 was $4,281.

Note 4 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	December 31, 2013	December 31, 2012

Computers	3	$1,749	$–

		1,749	–

Less accumulated depreciation		(108)	–

		$1,641	$–

(i)	Impairment

The Company completed the annual impairment test of property and equipment and determined that there was no impairment as the fair value of property and equipment, substantially exceeded their carrying values at December 31, 2013.

(ii)	Depreciation and Amortization Expense

Depreciation expense was $108 and $0 for the years ended December 31, 2013 and 2012, respectively.

Note 5– Intangible Assets

On December 18, 2012, Playbutton, LLC, a wholly owned subsidiary of the Company, acquired Intellectual Property from Parte, LLC, (“Parte”) (a related party), the owner of the patents, trademark and other proprietary rights relating to portable digital music players (the "Playbutton Product”).

Under the terms and conditions of the acquisition agreement, Parte sold and assigned to Playbutton, LLC all right, title and interest in and to all patents, trademark and other propriety rights relating to the Playbutton Product for consideration of 892,375 shares of Company common stock, valued at $0, which is the basis of the predecessor, a significant shareholder.

Note 6 - Related Party Transactions

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

The Company incurred $0 and $8,939 of royalty expenses for the years ended December 31, 2013 and 2012, respectively. Royalty expenses are included in general and administrative expenses on the Statement of Operations.

In April 2012, the license agreement with Parte was amended and royalties were no longer being charged. In December 2012, the license agreement was terminated.

Consulting Agreement

On December 20, 2012, the Company entered into a consulting agreement with Parte to provide marketing and business development services. Parte is to be compensated $4,000 per month for its services. The Company compensated Parte $50,192 under this agreement during the period January 1, 2013 through December 31, 2013. In addition the Company compensated Parte $36,000 for consulting services provided during the period April 1, 2012 through December 31, 2012.

Office Lease

The Company subleases its office space on a month-by-month basis from a non-profit organization affiliated with the Company’s largest shareholder. Monthly rental amounts are adjusted based on occupancy. At December 31, 2013 the monthly rental amount was $4,500.

Rent expense was $40,500 and $14,012 under the lease for the year ended December 31, 2013 and 2012, respectively.

Related Party Sales

During the year ended December 31, 2013 and 2012 the Company recognized revenue from product sales to a related party in the amount of $5,066 and $15,770, respectively. The outstanding accounts receivable balance from this related party as of December 31, 2013 and 2012 was $8,353 and $9,488, respectively.

Related Party Advances

As of December 31, 2013 and 2012 the Company was indebted to a related party in the amount of $0 and $450, respectively. During the year ended December 31, 2013 the $450 advances were repaid.

Note 7 – Commitments and Contingencies

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

On March 14, 2013, the registrations rights agreement was amended as follows:

•	The Company agreed to use its best efforts to prepare and file with the Securities and Exchange Commission (the Commission”), as soon as practicable following the Trigger Date, a registration statement covering the Registrable Securities for an offering to be made on a continuous basis pursuant to Rule 415.
•	The Company agreed to pay to Investors a fee of 2% per month of the Investors’ investment, payable in cash, for every 30 day period up to a maximum of 10% following the Effectiveness Date that the registration statement has not been initially declared effective; provided, however, that the Company shall not be obligated to pay any such liquidated damages if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases or actions taken by the Commission pursuant to its authority with respect to “Rule 415”, and the Company registers at such time the maximum number of shares of common stock permissible upon consultation with the staff of the Commission: provided, further, that the Company shall not be obligated to pay any liquidated damages at any time following the one year anniversary of the Trigger Date.

The Company’s registration statement became effective on August 12, 2013. The Company incurred liquidated damages of $52,248 due to the Company failing to meet the effectiveness deadline.

Agreements with Placement Agents and Finders

October 2011

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

December 2013

In December 2013, the Company entered into a Financial Advisory and Investment Banking Agreement with WFG Investments, Inc. (“WFG”) (the “WFG Advisory Agreement”). Pursuant to the WFG Advisory Agreement, WFG shall act as the Company’s financial advisor and placement agent in connection with a best efforts private placement (the “Financing”) of up to $5 million of the Company’s equity securities (the “Securities”) to take place between December 2013 and March 2014, as amended.

The Company upon closing of the Financing will pay consideration to WFG, in cash, a fee in an amount equal to 8% of the aggregate gross proceeds raised in the Financing from the sale of shares placed by WFG and 2% of the gross proceeds from the sales of shares placed by officers of the Company.

Along with the above fees, the Company is expected to pay $50,000 for expenses incurred in connection with this Financing.

Compensation of Directors

The Company has agreed to compensate its chairman of the board, Mark Hill, for his services as chairman at $40,000 per year. In connection with his appointment during 2012, the Company also agreed to grant Mr. Hill an option to purchase 150,000 shares of its common stock, at an exercise price of $1.00 per share. The option vests in three 50,000 share installments on each of the first three anniversaries of his appointment to the board. The Company has not agreed to compensate any other member of the board for their service as a director.

Note 8 - Concentrations and Credit Risks

Revenues

For the years ended December 31, 2013 and 2012, the Company had the following concentrations of revenues with customers:

Customer	December 31, 2013	December 31, 2012
A	10%	-%
B	-%	24%
C	0.5%	11%
D	12%	-%

Accounts Receivable

As of December 31, 2013 and December 31, 2012, the Company had the following concentrations of accounts receivable with customers:

Customer	December 31, 2013	December 31, 2012
D	35%	-%
E	27%	-%
F	15%	32%
G	12%	-%
H	-%	11%
I	-%	41%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Note 9 - Stockholders’ Equity

Shares Authorized

Shares Authorized upon Incorporation

Upon formation the total authorized capital stock of the corporation was Twenty-five Million (25,000,000) shares of Common Stock of the Par Value of $0.0001.

Amendment to the Certificate of Incorporation

On January 24, 2014, the Company filed with the Delaware Secretary of State an amendment to its certificate of incorporation for purposes of changing the Company’s corporate name from “Playbutton Corporation” to “ComHear, Inc.” and increasing the Company’s authorized capital from 25 million shares of $0.0001 par value common stock to 50 million shares of $0.0001 par value common stock. The amendment was approved by the written consent of the holders of a majority of the outstanding shares of common stock of the Company.

Unit Exchange Agreement

On December 5, 2013, the Company, entered into a Unit Exchange Agreement, as amended on December 6, 2013, with Taida Company, LLC, a Delaware limited liability company (“Taida”), and the members of Taida pursuant to which the members of Taida agreed to transfer to the Company all of the issued and outstanding membership interests of Taida in exchange for the Company’s issuance of 7,578,651 shares of its common stock to the members of Taida. The transactions under the Unit Exchange Agreement closed on January 17, 2014, at which time Taida became the wholly-owned subsidiary of the Company. In addition to the customary closing conditions, the closing of the transactions under the Unit Exchange Agreement (the “Exchange”) were subject to:

•	The Company’s obligation to consummate a private placement of its common shares for a minimum net proceeds of $2,500,000 on terms acceptable to both parties.

•	The Company’s cancellation or redemption of at least 2,809,891 shares of its common stock.

•	The Company’s amendment of its current 2012 Equity Incentive Plan, on terms reasonably acceptable to Taida, to increase the number of common shares to 2,500,000 common shares reserved for issuance under the Plan.

•	The resignation of all Company directors other than Mark Hill and the appointment of a new board of directors of the Company, three of whom to be appointed by Taida, one of whom to be appointed by the Company (Mark Hill) and the fifth to be appointed by Taida subject to the approval of the Company.

•	The appointment of a new senior management team consisting of the senior management of Taida along with Adam Tichauer who will become President of the Playbutton division of the Company.

•	The Exchange’s qualification as a tax-free transaction under Section 351 of the Internal Revenue Code of 1986, as amended.

The Unit Exchange Agreement included customary representations, warranties, and covenants by Taida and the Company.

Stock Repurchase Agreement

In connection with the transactions under the Unit Exchange Agreement, the Company entered into a Stock Repurchase Agreement dated November 12, 2013 with Parte, LLC, pursuant to which the Company purchased 1,097,307 shares of the of the Company’s common stock held by Parte, LLC in consideration of the Company’s payment of $175,000. At the time of the parties’ execution of the Stock Repurchase Agreement, Parte, LLC owned approximately 22.5% of the outstanding common stock of the Company and its principal, Nick Dangerfield, was a member of the Company’s board of directors. Mr. Dangerfield resigned from the board of directors of the Company at the closing of the transactions under the Unit Exchange Agreement.

The Unit Exchange Agreement and Stock Repurchase Agreement were completed on January 17, 2014.

Common Stock

2012

Upon formation, October 12, 2012, the Company issued 723,546 shares to the three founders for cash proceeds, in the aggregate of $1,500.

On October 15, 2012, the Company entered into and on December 18, 2012 consummated a unit exchange agreement (“Unit Exchange”) with Playbutton LLC and the members of Playbutton LLC. The Company issued 3,384,079 shares of the Company’s common stock to the members of the Playbutton LLC in exchange for all of the outstanding membership units of Playbutton LLC.

Between October 2012 and March 2013, the Company conducted the private placement of up to 2,000,000 Units of its securities at $2.00 per Unit (the “Financing”), each Unit consisting of two shares of the Company’s common stock and one warrant to purchase one share of its common stock at an exercise price of $1.50 per share. From November 28, 2012 through December 31, 2012, the Company sold 1,250,000 Units for cash proceeds of $2,500,000. The Company incurred $287,541 in share issuance costs related to this issuance.

In December 2012, the Company issued 892,375 shares to Parte, LLC, a related party and significant shareholder, for the purchase of intellectual property. The common stock was valued at its fair market value on the date of issuance of $0.788 per share or $703,191. The intellectual property was valued at the predecessor’s basis of $0; yielding compensation of $703,191.

2013

From March 19, 2013 through May 14, 2013 the Company issued 14,075 units with each unit consisting of two (2) shares of common stock and one (1) warrant, for a total of 28,150 shares along with 14,075 warrants for cash proceeds of $28,150 ($2.00 per unit).

Adoption of 2012 Equity Incentive Plan

On October 12, 2012, the Board of Directors of the Company adopted the 2012 Equity Incentive Plan, whereby the Board of Directors authorized 1,200,000 shares of the Company’s common stock to be reserved for issuance (the “Plan”). In January 2014 the Company increased the reserved shares to 2,500,000. The purpose of the Plan is to advance the interests of the Company by providing an incentive to attract, retain and motivate highly qualified and competent persons who are important to the Company and upon whose efforts and judgment the success of the Company is largely dependent. Grants to be made under the Plan are limited to the Company’s employees, including employees of the Company’s subsidiaries, the Company’s directors and consultants and advisors to the Company. The recipient of any grant under the Plan, and the amount and terms of a specific grant, is determined by a committee set up by the board of directors. Should any option granted or stock awarded under the Plan expire or become un-exercisable for any reason without having been exercised in full or fail to vest, the shares subject to the portion of the option not so exercised or lapsed will become available for subsequent stock or option grants.

Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – December 31, 2011	–	$–
Exercisable – December 31, 2011	–	$–
Granted	150,000	$1.00
Exercised	–	$–
Forfeited/Cancelled	–	$–
Outstanding – December 31, 2012	150,000	$1.00
Exercisable – December 31, 2012	0	$1.00
Granted	–	$–
Exercised	–	$–
Forfeited/Cancelled	–	$–
Outstanding –December 31, 2013	150,000	$1.00
Exercisable – December 31, 2013	50,000	$1.00
Outstanding options held by related parties – December 31, 2013	150,000
Exercisable options held by related parties – December 31, 2013	50,000

Options Outstanding				Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	150,000	3.78	$1.00	50,000	$1.00

At December 31, 2013 and 2012, the total intrinsic value of options outstanding and exercisable was $0.

The following is a summary of the Company’s stock options issued to related parties for services during the year ended December 31, 2012:

	Options	Value

Issued to board members	150,000	$90,666
Total	150,000	$90,666

As of December 31, 2013, the Company has $53,954 in stock based compensation related to the stock options that are yet to be vested.  The weighted average expensing period of the unvested options is 1.8 years.

On the date of grant during the year ended December 31, 2012, the Company valued this issuance at fair value, utilizing a Black-Scholes option valuation model.  The Company utilized the following management assumptions:

Exercise price	$1.00
Expected dividends	0%
Expected volatility	84%
Risk fee interest rate	0.67%
Expected life of stock options	4.0 years
Expected forfeitures	0%

The Company did not issue stock options to any related parties during the year ended December 31, 2013.

Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2011	–	$–
Exercisable – December 31, 2011	–	$–
Granted	1,250,000	$1.50
Exercised	–	$–
Forfeited/Cancelled	–	$–
Outstanding – December 31, 2012	1,250,000	$1.50
Exercisable – December 31, 2012	1,250,000	$1.50
Granted	14,075	$1.50
Exercised	–	$–
Forfeited/Cancelled	–	$–
Outstanding – December 31, 2013	1,264,075	$1.50
Exercisable – December 31, 2013	1,264,075	$1.50

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	1,264,075	4.01	$1.50	1,264,075	$1.50

At December 31, 2013 and 2012 the total intrinsic value of warrants outstanding and exercisable was $0.

Note 10– Income Tax Provision

December 31, 2013

The income tax provision (benefit) consists of the following:

December 31, 2013
Federal
Current	$–
Deferred	(412,908)
State and Local
Current	–
Deferred	(121,322)
Change in valuation allowance	534,230
Income tax provision (benefit)	$–

The Company has U.S. federal net operating loss carryovers (NOLs) of approximately $1,290,000 at December 31, 2013 available to offset taxable income through 2033. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes (See Note 9 regarding Taida acquisition) that may limit the utilization of the net operating loss carryovers. The Company also has New York State Net Operating Loss carry-overs of $1,290,000, as of December 31, 2013 available to offset future taxable income through 2033.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2013 the change in the valuation allowance was $534,230.

The Company evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the Company has taken or expects to take in its tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as “Other expenses – Interest” in the statement of operations. Penalties would be recognized as a component of “Selling, general and administrative.”

No interest or penalties on unpaid tax were recorded during the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

Deferred Tax Assets	December 31, 2013

Net operating loss carryovers	$1,288,245

Total deferred tax assets	$1,288,245
Valuation allowance	(1,288,245)
Net deferred tax asset (liability)	$–

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense benefit as follows:

	Year ended December 31, 2013

US Federal statutory rate	(34.0%	)
State and local income tax, net of federal benefit	(9.9)
Change in valuation allowance	43.8
Other permanent differences	0.1
Income tax provision (benefit)	–%

December 31, 2012

Pro Forma Income Tax Information (Unaudited)

The unaudited pro forma income tax amounts, deferred tax assets and income tax rate included in the accompanying consolidated statements of operations and related income tax reflect the provision for income taxes which would have been recorded if the Company had been incorporated as a C Corporation as of the beginning of the first date presented.

Pro Forma Deferred Tax Assets

If the Company had been incorporated as a C Corporation as of the beginning of the September 8, 2011(inception), at December 31, 2012, the Company would have had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $1,066,694 that may be offset against future taxable income through 2032. No tax benefit would have been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $362,676 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the full valuation allowance.

Deferred tax assets would consist primarily of the tax effect of NOL carry-forwards. The Company would have provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance would have increased approximately $355,327 for the year ended December 31, 2012.

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

December 31, 2012
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	362,676

Less: Valuation allowance	(362,676)

Deferred tax assets, net of valuation allowance	$–

Pro Forma Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes would have been as follows:

For the Year Ended December 31, 2012

Federal statutory income tax rate	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)

Effective income tax rate	0.0%

Note 11 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follow:

On January 17, 2014, the Company repurchased 1,097,307 shares of the its own common stock from Parte, LLC pursuant to the terms of a Stock Repurchase Agreement dated November 12, 2013 in consideration of $175,000.

In connection with the transactions under the Unit Exchange Agreement with Taida, on January 17, 2014 the Company cancelled 1,730,584 shares of its outstanding common stock.

Unregistered Sales of Equity Securities

On January 17, 2014, the Company issued 7,578,651 shares of its common stock to the members of Taida.

On January 17, 2014, the Company conducted an initial closing of a private placement of the Company’s common shares at an offering price of $1.23 per share. At the initial closing, the Company sold a total of 2,244,090 shares of its common stock for the gross proceeds of $2,760,232, including the cancellation of $229,998 of indebtedness. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) thereunder. WFG, Investments, Inc. acted as placement agent for the Company and received commissions in the amount of $147,021, plus $10,000 of reimbursable expenses.

On January 17, 2014, the Company issued to an unaffiliated third party 750,000 shares of its common stock in settlement of certain claims held by the recipient of the shares. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) thereunder. There were no commissions paid by the Company in connection with the issuance of the shares.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item	9A. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 15a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2013 in ensuring all material information required to be filed has been made known in a timely manner.

(b)  Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting, as defined in Rules 15a-15(f) under the Exchange Act that occurred during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)  Management’s report on internal controls over financial reporting.

This report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below are our directors and officers.

Name	Age	Position

Randy Granovetter	62	President and Chief Executive Officer and Director

Mike Silva	52	Chief Financial Officer and Executive Vice President, Corporate Development

Alan Kraemer	63	Chief Technology Officer

Gordon Schenk	48	Executive Vice President, Marketing and Sales

Mark Hill	62	Director

Bob Kutnick	57	Director

Ms. Granovetter has served as our president, chief executive officer and member of our board of directors since January 17, 2014. Ms. Granovetter is the founder of Taida Company, LLC and the inventor of the EarPuff. Ms. Granovetter has served as the chief executive officer of Taida since its inception in January 2010. Ms. Granovetter has also served as president of Voice Assist, Inc., a cloud-based speech recognition company inception, from December 2010 to October 2011. In 1993, Ms. Granovetter founded Jabra Corporation, the developer of the first in-ear integrated microphone and speaker, the EarGels and DSP-based echo and noise cancellation technologies. Ms. Granovetter served as the chief executive officer of Jabra from 1993 until its sale to GN Netcom in September 2000. Ms. Granovetter was previously president of Blyth Software Corporation, president of Digital Orchid, vice president enterprise at Qualcomm Internet Services (QIS), and spent 11 years at Microsoft in various general manager roles, including general manager worldwide business development for mobility, unified communications, emerging markets and innovation.

Ms. Granovetter was appointed to our board of directors pursuant to the Unit Exchange Agreement dated December 5, 2013 between us and Taida Company, LLC and the members of Taida. Ms. Granovetter is the inventor of the EarPuff, the founder of our audio operations and has extensive knowledge in the areas of audio and wearables technology products, software and services. As a result of these and other professional experiences, our board of directors has concluded that Ms Granovetter is qualified to serve as a director.

Mr. Silva has served as our chief financial officer and executive vice president, corporate development since January 17, 2014, and has served in the same positions with Taida Company, LLC since its inception in January 2010. Mr. Silva has also served as founder and chief executive officer of KnuVu, a strategy and corporate development consultancy, since November 2011. From January 2011 to October 2011, Mr. Silva served as chief financial officer of Voice Assist, a cloud-based speech recognition company. From March 2010 to January 2011, Mr. Silva served as chief operating officer of Better Business Bureau Mobile Giving Foundation, a non-profit that created the text-to-donate payment segment. Mr. Silva has also held roles at AT&T where he was responsible for wireless data marketing strategy as well as Qpass, Natural MicroSystems, and UIEvolution where was held vice president business development.

Mr. Kraemer has served as our chief technology officer since January 17, 2014. Mr. Kraemer has also served as the chief technology officer of Taida Company, LLC since June 2013. From July 2012 to December 2013, Mr. Kraemer served as the principal of AD Kraemer Associates, an audio consulting firm. In 1993, Mr. Kraemer co-founded SRS Labs, Inc., a Santa Ana, California-based audio technology engineering company specializing in audio enhancement solutions for wide variety of consumer electronic devices, and served as its chief technology officer from June 1994 until the company’s sale to DTS, Inc. in July 2102. Mr. Kraemer is named as the inventor or co-inventor on 28 patents in the field of audio signal processing and psychoacoustics.

Mr. Schenk has served our executive vice president, marketing and sales since January 17, 2014, and has served in the same positions with Taida Company, LLC since June 2013.  Mr. Schenk served as the managing director of business development for SRS Labs, Inc. from September 2008 until its sale to DTS, Inc. in July 2012.  Prior to SRS Labs, Mr. Schenk served from Jan 2007 to August 2008 as managing director of APAC and EMEA sales and business development at Entropic Communications, Inc., a San Diego, California-based developer of semiconductor solutions for the connected home, which acquired RF Magic where Mr. Schenk had been vice president of worldwide sales since 2005.

Mr. Hill has served as our chairman of the board since December 2012. Mr. Hill is a licensed attorney and has been engaged in the private practice of law since September 2006, most recently as a partner with the Fort Worth, Texas law firm, Myers Hill. Between 1997 and 2006, Mr. Hill served in various senior officer positions with RadioShack Corporation (formerly Tandy Corporation), most recently as senior vice president and chief business development and strategy officer. Mr. Hill was responsible for product development and innovation as well as worldwide manufacturing during his tenure with RadioShack.

Mr. Hill has extensive knowledge in the areas of business development, corporate governance and law. As a result of these and other professional experiences, our board of directors has concluded that Mr. Hill is qualified to serve as a director.

Mr. Kutnick has served as a member f our board of directors since January 17, 2014.  Mr. Kutnick has over 25 years of experience in managing software development and engineering, as well as business development in organizations. From May 2009 to the present, Mr. Kutnick has served as chief technology officer and executive vice president business development at Unique Solutions Design, Ltd.  Priro that psotion, Mr. Kutnick served as  senor vice president of strategic business development in the office of the chief technology officer for Citrix Systems, Inc.  Mr. Kutknick holds several degrees from the University of Michigan at Ann Arbor, including: M.S. CICE (Computer Information and Control Engineering), B.S. CE (Computer Engineering) and B.S. EE (Electrical Engineering.

Mr. Kutnick was appointed to our board of directors pursuant to the Unit Exchange Agreement dated December 5, 2013 between us and Taida Company, LLC and the members of Taida. Mr. Kutnick has extensive knowledge in the areas of software development and engineering, as well as business development. As a result of these and other professional experiences, our board of directors has concluded that Mr. Kutnick is qualified to serve as a director.

Audit and Compensation Committees

As of the date of this report, we have not established an audit or compensation committee. Our entire board of directors undertakes the duties and responsibilities of an audit committee and compensation committee.

Compensation Committee Interlocks and Insider Participation

Our board of directors has not established a compensation committee and as of the date of this report all decisions and matters relating to executive compensation are handled by our board. No member of our board of directors is employed by us or our subsidiary, other than Randy Granovetter. None of our executive officers serve on the board of directors of another entity, whose executive officers serves on our board of directors. None of our officers or employees other than Randy Granovetter participate in deliberations of our board of directors concerning executive officer compensation.

Code of Ethics

We have adopted a code of ethics for all our employees, including our chief executive officer, principal financial officer and principal accounting officer or controller, and/or persons performing similar functions.

Limitation of Liability of Directors and Indemnification of Directors and Officers

Delaware corporate law provides that corporations may include a provision in their certificate of incorporation relieving directors of monetary liability for breach of their fiduciary duty as directors, provided that such provision shall not eliminate or limit the liability of a director (i) for any breach of the director's duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith and which involve a breach of the director’s duty to the corporation or intentional misconduct or a knowing violation of law, (iii) for unlawful payment of a dividend or unlawful stock purchase or redemption, or (iv) for any transaction from which the director derived an improper personal benefit.  Our certificate of incorporation provides that directors are not liable to us or our stockholders for monetary damages for breach of their fiduciary duty as directors to the fullest extent permitted by Delaware law. In addition to the foregoing, our bylaws provide that we may indemnify directors, officers, employees or agents to the fullest extent permitted by law and we have agreed to provide such indemnification to each of our directors.

The above provisions in our certificate of incorporation and bylaws and in the written indemnity agreements may have the effect of reducing the likelihood of derivative litigation against directors and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their fiduciary duty, even though such an action, if successful, might otherwise have benefited us and our stockholders. However, we believe that the foregoing provisions are necessary to attract and retain qualified persons as directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid by us to our chief executive officer during the fiscal years ended December 31, 2013 and 2012 and to all other executive officers for such periods who earned at least $100,000 for services rendered during 2013. In reviewing the following table, please note that:

•	Adam Tichauer served as our president and chief executive officer throughout 2012 and 2013;
•	No other executive officer earned more than $100,000 during 2012 or 2013; and
•	Those persons serving as our executive officers as of the date of this report did not commence their service in those positions until January 17, 2014.

Name and Position (a)	Year (b)	Salary (c)	Bonus (d)	Stock Awards (e)	Option Awards (f)	All Other Compensation (g)	Total (h)

Adam Tichauer	2013	$118,444					$118,444
	2012	$60,231		$14,765			$74,996

 ___________________

The dollar amounts in columns (e) reflect the value of shares granting during the fiscal year ended December 31, 2012 in accordance with ASC 718, Compensation-Stock Compensation. Assumptions used in the calculation of these amounts are included in footnote (1) to our audited financial statements for the fiscal year ended December 31, 2013.

Narrative Disclosure to Summary Compensation Table

Mr, Tichauer ceased serving as our president and chief executive officer on January 12, 2014, although he remains employed by us an officer as of the date of this report. During 2012 and 2013, Mr. Tichauer was employed by us pursuant to an “at-will” arrangement. On March 1, 2012, our predecessor, Playbutton, LLC, granted to Mr. Tichauer 167 membership units of Playbutton, LLC pursuant to a unit award agreement. All of the membership units were subject to vesting and risk of forfeiture based on the failure of Mr. Tichauer to remain in the continuous employ of Playbutton, LLC through the vesting date. In connection with our acquisition of all of the outstanding membership units of Playbutton, LLC in exchange for our common shares in December 2012, Mr. Tichauer received 199,659 shares of common stock and agreed that all such shares would remain subject to the vesting and risk of forfeiture provisions of his unit award agreement. Our acquisition of Taida Company, LLC in January 2014 constituted a change of control that accelerated the vesting of all unvested shares held by Mr. Tichauer. The executive compensation table above reflects in column (e) the value of the 199,659 share grant as of the date of grant based on the assumption that all such shares shall eventually vest.

As of the date of this report, we have not entered into any formal employment agreements with any of our current executive officers. As of the date of this report, we compensate our executive officers as follows:

Executive Compensation
Name	Title	Salary	Bonus(1)	Stock Options(2)
Randy Granovetter	CEO	$195,000	$100,000	720,655
Mike Silva	CFO & EVP Corp Dev	$180,000	$90,000	216,200
Alan Kraemer	CTO	$180,000	$90,000	216,200
Gordon Schenk	EVP Sales & Marketing	$180,000	$90,000	216,200

___________________

(1) The bonuses reflected in the above table will be subject to the officer’s satisfaction of certain performance criteria to be established by our board of directors.

(2) Represents options we intend to grant to our executive officers to purchase the designated number of common shares at an exercise price of $1.23 per share.

2013 Director Compensation Table

Name (a)	Fees Earned (b)	Option Awards (c)	All Other Compensation (d)	Total (e)
Randy Granovetter	$–	$–	–	$–
Mark Hill	$40,000	$–	–	$40,000
Bob Kutnick	$–	$–	$–	$–

Narrative Disclosure to Director Compensation Table

Ms. Granovetter and Mr. Kutnick were appointed to our board of directors in January 2014. We have agreed to compensate our chairman of the board, Mark Hill, for his services as chairman at the rate of $40,000 per year. We have not agreed to compensate any other member of our board for their service as a director.

All of our directors will receive reimbursement for out-of-pocket expenses for attending board of directors meetings. We intend to appoint additional members to the board of directors, including outside or non-officer members to the board. In the future, our outside directors may receive an attendance fee for each meeting of the board of directors or other forms of compensation. From time to time, we may also engage certain future outside members of the board of directors to perform services on our behalf and we will compensate such persons for the services which they perform.

Outstanding Equity Awards at December 31, 2013

Stock Awards
Name (a)	Number of Shares or Units of Stock That Have Not Vested (b)	Market Value of Shares or Units of Stock That Have Not Vested (c)
Adam Tichauer, CEO	55,593	$55,593

Narrative Disclosure to Equity Award Table

Mr. Tichauer holds 199,659 shares of common stock received in connection with a compensatory equity grant in March 2012. All such shares are subject to vesting and risk of forfeiture pursuant to a unit award agreement. 132,840 shares vested on October 1, 2013 and an additional 5,568 shares vested each month thereafter. The shares have been valued as of December 31, 2013 at $1.00 per share, based on the price per share of our private placement of securities conducted in 2012 and 2013. Our acquisition of Taida Company, LLC in January 2014 constituted a change of control that accelerated the vesting of the remaining portion of the shares held by Mr. Tichauer.

Section 16(A) Beneficial Ownership Reporting Compliance

Because our common stock is not registered under the Exchange Act, our officers, directors and 10% stockholders are not required to file with the SEC beneficial ownership reports under Section 16 of the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this report by:

•	each person who is known by us to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors, executive officers and nominees to become directors; and

•	all directors and executive officers as a group.

The beneficial ownership of each person was calculated based on 17,115,061 shares of our common stock outstanding as of March 28, 2014, according to the recorded ownership listings as of that date. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power (solely or shared) to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of March 27, 2014, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is 37 W. 28th St., 3rd Floor, New York, New York 10001.

.

Name of Director or Executive Officer	Number of Shares	Percentage Owned
Randy Granovetter	5,456,628(1)	31.9%
Mike Silva	757,865(1)	4.4%
Alan Kraemer	113,680(1)	*
Gordon Schenk	113,680(1)	*
Mark Hill	150,200(2)	*
Bob Kutnick	757,865	4.4%
Directors and executive officers as a group	7,349,918	42.3%

 ___________________

*Less than one percent.

(1)    Does not include options we intend to grant to the person. See, “Executive Compensation.”

(2)    Includes 150,000 shares issuable upon exercise of a stock option.

Name and Address of 5% of Holders	Number of Shares	Percentage Owned
John Lemak 2828 Routh Street, Suite 500 Dallas, Texas 75201	1,374,390(3)	7.9%

 ___________________

(3) Represents shares held by John S. Lemak IRA Rollover, Sandor Capital Master Fund and JSL Kids Partners. Includes 200,000 shares issuable upon exercise of common stock purchase warrants.

Item 13.	Certain Relationships and Related Transactions, and Director Independence Related Party Transactions, Promoters and Director Independence

In connection with our acquisition of Playbutton, LLC, on October 15, 2012, Playbutton, LLC entered into an Intellectual Property Purchase Agreement with Parte, LLC, the owner of the patents, trademark and other proprietary rights relating to the Playbutton product. Parte is owned by Nick Dangerfield, the inventor of the Playbutton and a former director and significant shareholder of our company. In September 2011, Playbutton, LLC had entered into a license agreement with Parte pursuant to which Parte granted Playbutton, LLC the exclusive rights to use the patents, trademark and other proprietary rights relating to the Playbutton product in all areas of the world other than Japan, Taiwan and South Korea. Pursuant to the Intellectual Property Purchase Agreement, Parte sold to Playbutton, LLC all right, title and interest in and to all patents, trademark and other proprietary rights relating to the Playbutton product in consideration of our issuance of 892,375 shares of our common stock to Parte. In addition, Playbutton, LLC entered into a License Agreement with Parte pursuant to which Playbutton, LLC granted to Parte, effective as of the close of the transactions under the Intellectual Property Purchase Agreement, an exclusive, perpetual and royalty free license to use the Playbutton intellectual property in Japan and a non-exclusive, perpetual and royalty free license to use the Playbutton intellectual property in Taiwan and South Korea.

On December 20, 2012, we entered into a consulting agreement with Parte, LLC to provide marketing and business development services. Parte is to be compensated $4,000 per month for its services. In addition, we compensated Parte $36,000 for consulting services provided during the period April 1, 2012 through December 31, 2012.

In connection with the transactions relating to our acquisition of Taida Company, LLC, we entered into a Stock Repurchase Agreement dated November 12, 2013 with Parte, LLC, pursuant to which we purchased 1,097,307 shares of our common stock held by Parte, LLC in consideration of our payment of $175,000. At the time of the parties’ execution of the Stock Repurchase Agreement, Parte, LLC owned approximately 22.5% of our outstanding common stock and its principal, Nick Dangerfield, was a member of our board of directors. Mr. Dangerfield resigned from our board of directors of the Company on January 12, 2014 in connection with the closing of our acquisition of Taida.

Except for the above transactions, we have not entered into, nor do we expect to enter into, any transactions of any value with any of our directors, officers, five percent stockholders, promoters or any of their family members or affiliates, including entities of which they are also officers or directors or in which they have a financial interest. We have, however, adopted a policy that any transactions that we might enter into with related parties or promoters will only be on terms consistent with industry standards and approved by a majority of the disinterested directors of our board.

We consider Mark Hill and Bob Kutnick to be independent directors as such term is defined by the listing rules of the Nasdaq Stock Market.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended December 31, 2013 and 2012 by our independent registered public accounting firm, Li and Company LLP, for the audit of our consolidated financial statements for the years ended December 31, 2013 and 2012, and assistance with the reporting requirements thereof, the review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q, the filing of our Form 8-K, the filing of our Form S-1and accounting and auditing assistance relative to acquisition accounting and reporting.

(amounts in thousands)	2013	2012
Audit Fees	$27,500	$–
Audit-Related Fees	–	–
	$27,500	$–

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial statements

Reference is made to the Index and Financial Statements under Item 8 in Part II hereof where these documents are listed.

(b) Financial statement schedules

Financial statement schedules are either not required or the required information is included in the consolidated financial statements or notes thereto filed under Item 8 in Part II hereof.

(c) Exhibits

The exhibits to this Annual Report on Form 10-K are set forth below. The exhibit index indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit.

Number	Exhibit Description	Method of Filing

3.1	Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on May 15, 2013

3.2	Amendment to Certificate of Incorporation of the Registrant filed with Delaware Secretary of State on February 21, 2013	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on May 15, 2013

3.3	Amendment to Certificate of Incorporation of the Registrant filed with Delaware Secretary of State on January 28, 2014	Filed electronically herewith

3.3	Bylaws of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on May 15, 2013

4.1	Specimen Stock Certificate	Filed electronically herewith

4.2	Form of private placement warrant issued by Registrant in 2012 private placements	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on May 15, 2013

10.1*	Unit Award Agreement dated March 1, 2012 between Playbutton, LLC and Adam Tichauer	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on May 15, 2013

10.2*	Registrant’s 2011 Equity Incentive Plan	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on May 15, 2013

10.3	Unit Exchange Agreement dated October 15, 2012 between Registrant, Playbutton, LLC and the members of Playbutton, LLC	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on May 15, 2013

10.4	Intellectual Property Purchase Agreement dated October 15, 2012 between Registrant, Playbutton, LLC and Parte, LLC	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on May 15, 2013

10.5	License Agreement dated October 15, 2012 between Playbutton, LLC and Parte, LLC	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on May 15, 2013

10.6	Form of Registration Rights Agreement dated October 17, 2012 between Registrant and selling stockholders	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on May 15, 2013

10.7	Amendment No. 1 dated March 14, 2013 to Registration Rights Agreement dated October 17, 2012 between Registrant and selling stockholders	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on May 15, 2013

10.8	Form of Indemnification Agreement between Registrant and its officers and directors	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on May 15, 2013

10.9	Unit Exchange Agreement dated December 5, 2013 between Registrant, Taida Company, LLC and the members of P Taida Company, LLC	Filed electronically herewith

10.10	Stock Repurchase Agreement dated November 12, 2013 between Registrant and Parte, LLC	Filed electronically herewith

10.11	Form of Registration Rights Agreement dated December 4, 2013 between Registrant and selling stockholders	Filed electronically herewith

10.12**	License Agreement dated February 1, 2014 between Registrant and the Regents of the University of California	Filed electronically herewith

10.13**	Multiple Project Research Agreement dated February 4, 2014 between Registrant and the Regents of the University of California	Filed electronically herewith
10.14**	Agreement dated December 13, 2013 between Taida Company, LLC and Wolfson Microelectronics, PLC.	Filed electronically herewith
10.15**	Confidentiality, Collaboration and Supply Agreement dated December 1, 2013	Filed electronically herewith

21.1	List of subsidiaries of Registrant.	Filed electronically herewith.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Filed electronically herewith.

101.INS***	XBRL Instance Document	Filed electronically herewith

101.SCH***	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

* Indicates management compensatory plan, contract or arrangement.

** Certain portions of the exhibit have been omitted pursuant to Registrant’s confidential treatment request filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The omitted text has been filed separately with the Commission.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

COMHEAR, INC.

Date: March 31, 2014	By:	/s/ Randy Granovetter
Randy Granovetter, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randy Granovetter
Randy Granovetter	Chief Executive Officer and Director	March 31, 2014

/s/ Mike Silva
Mike Silva	Chief Financial Officer	March 31, 2014

/s/ Mark Hill
Mark Hill	Director	March 31, 2014

/s/ Bob Kutnick
Bob Kutnick	Director	March 31, 2014

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

During the Registrant’s fiscal year ended December 31, 2013, it did not send to its stockholder s (1) any annual report to security holders; or (2) any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders.

