Form 10-Q
period 2014-03-31
ComHear, Inc.
filed 2014-05-20
CIK 1561299

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

(212) 490-6501

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

As of May 16, 2014, 17,115,059 shares of the common stock of ComHear, Inc. were outstanding.

COMHEAR, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

  ComHear, Inc.

  (Formerly Playbutton Corporation)

  Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)	(Unaudited)

Assets:
Cash	$2,386,867	$41,055
Accounts receivable, net	72,146	–
Inventory	2,280	–
Deposits on inventory	99,153	–
Prepaid expenses and other current assets	47,537	12,542
Total current assets	2,607,983	53,597

Property and equipment, net	15,790	–

Total Assets	$2,623,773	$53,597

Liabilities and Stockholders' Equity (Deficit)

Liabilities:
Accounts payable and accrued expenses	$379,472	$409,850
Failed acquisition liability	–	922,500
Convertible notes payable - current	–	550,000
Total current liabilities	379,472	1,882,350

Convertible notes payable - non-current	–	650,000
Total Long-Term Liabilities	–	650,000

Total Liabilities	379,472	2,532,350

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock par value $0.0001: 50,000,000 shares authorized; 17,115,059 and 7,578,651 shares issued and outstanding, respectively	1,711	758
Additional paid in capital	6,534,649	216,937
Accumulated deficit	(4,292,059)	(2,696,448)
Total stockholders' equity (deficit)	2,244,301	(2,478,753)

Total Liabilities and Stockholders' Equity (Deficit)	$2,623,773	$53,597

 See accompanying notes to the consolidated financial statements.

ComHear, Inc.

(Formerly Playbutton Corporation)

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)
Sales
Product sales- net	$38,851	$–
Service income	10,000	5,000
Shipping revenue	4,671	–
Total	53,522	5,000

Cost of sales	30,944	–

Gross margin	22,578	5,000

Operating expenses
Compensation	477,204	21,000
Professional fees	187,789	27,004
Research and development	387,790	68,016
Selling, general and administrative expenses	475,845	97,082
Total operating expenses	1,528,628	213,102

Loss from operations	(1,506,050)	(208,102)

Other income (expenses)
Interest income	576	–
Interest expense	(90,137)	(741)
Other income (expense), net	(89,561)	(741)

Loss before income tax provision	(1,595,611)	(208,843)

Income tax provision	–	–

Net loss	$(1,595,611)	$(208,843)

Net loss per common share - basic and diluted	$(0.12)	$(0.03)

Weighted average common shares outstanding - basic and diluted	13,036,691	7,578,651

 See accompanying notes to the consolidated financial statements.

ComHear, Inc.

(Formerly Playbutton Corporation)

Consolidated Statement of Stockholders' Equity (Deficit)

For the Interim Period Ended March 31, 2014

(Unaudited)

	Common Stock: Par Value $0.0001		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2012	7,578,651	$758	$216,937	$(180,465)	$37,230

Net loss	–	–	–	(2,515,983)	(2,515,983)

Balance, December 31, 2013	7,578,651	758	216,937	(2,696,448)	(2,478,753)

Stock options issued for services	–	–	6,011	–	6,011

Common stock issued for cash	2,057,100	206	2,530,028	–	2,530,234
		–
Conversion of debt to common stock	186,990	19	229,979	–	229,998

Common stock to be issued	1,822,959	182	2,242,059	–	2,242,241

Common stock issued to settle failed acquisition liability	750,000	75	922,425	–	922,500

Stock issuance costs	–	–	(337,670)	–	(337,670)

Reverse transaction adjustment	4,719,359	472	724,879	–	725,351

Net loss	–	–	–	(1,595,611)	(1,595,611)

Balance, March 31, 2014	17,115,059	$1,711	$6,534,649	$(4,292,059)	$2,244,301

 See accompanying notes to the consolidated financial statements.

ComHear, Inc.

(Formerly Playbutton Corporation)

Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,595,611)	$(208,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	570	–
Share based compensation	6,011	21,000
Common stock issued for interest	9,354	–
Changes in operating assets and liabilities:
Accounts receivable	(19,070)	–
Inventory	(175)	–
Deposits on inventory	(18,925)	–
Prepaid expenses and other current assets	(12,148)	–
Accounts payable and accrued expenses	(199,320)	107,527
Net Cash Used in Operating Activities	(1,829,314)	(80,316)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of computers and equipment	(14,746)	–
Cash acquired through acquisition of Taida Company, LLC	199,617	–
Net Cash Provided by Investing Activities	184,871	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,530,234	–
Proceeds from common stock to be issued	2,242,241	–
Stock issuance costs	(332,220)	–
Proceeds from issuance of convertible notes	–	100,000
Repayment of convertible notes	(450,000)	–
Net Cash Provided by Financing Activities	3,990,255	100,000

Net Change in Cash	2,345,812	19,684

Cash - Beginning of Reporting Period	41,055	–

Cash - End of Reporting Period	$2,386,867	$19,684

SUPPLEMENTARY CASH FLOW INFORMATION:
Income tax paid	$–	$–
Interest paid	$100,000	$–

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of convertible notes and accrued interest into common stock	220,644	$–
Common stock issued to settle liability	$922,500	$–
Assets acquired and liabilities assumed through share exchange as follows:
Accounts receivable	$53,076	$–
Inventory	$2,105	$–
Prepaid inventory	$80,228	$–
Prepaid expenses and other current assets	$22,847	$–
Property and equipment, net	$1,614	$–
Accounts payable and accrued expenses	$189,586	$–
Convertible note	$550,000	$–

 See accompanying notes to the consolidated financial statements.

ComHear, Inc.

(Formerly Playbutton Corporation)

March 31, 2014 and 2013

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

Acquisition of Playbutton, LLC by Playbutton Acquisition Corp.

On October 15, 2012, the Company entered into and on December 18, 2012 consummated a unit exchange agreement with Playbutton LLC and the members of Playbutton LLC. The Company issued 3,384,079 shares of the Company’s common stock to the members of Playbutton LLC in exchange for the members to transfer all of the outstanding membership units of Playbutton LLC.

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

Acquisition of Taida, LLC Treated as a Reverse Acquisition

On December 5, 2013, the Company entered into and on January 17, 2014 consummated a unit exchange agreement with Taida Company, LLC (“Taida”) and the members of Taida. The Company issued 7,578,651 shares of the Company’s common stock to the members of Taida in exchange for all of the outstanding membership interests of Taida.

As a result of the controlling financial interests of the former members of Taida, for financial statement reporting purposes, the merger between the Company and Taida has been treated as a reverse acquisition with Taida deemed the accounting acquirer and the Company deemed the accounting acquiree under the acquisition method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse acquisition is deemed a capital transaction and the net assets of Taida (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the acquisition. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Taida which are recorded at their historical cost. The equity of the Company is the historical equity of Taida retroactively restated to reflect the number of shares issued by the Company in the transaction.

As a result of the foregoing transactions, the Company is now an audio and wearables technology products, software and services company.

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

Basis of presentation – unaudited interim financial information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.
(ii)	Inventory obsolescence and markdowns: The Company’s estimate of potentially excess and slow-moving inventories is based on evaluation of inventory levels and aging, review of inventory turns and historical sales experiences. The Company’s estimate of reserve for inventory shrinkage is based on the historical results of physical inventory cycle counts.
(iii)	Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.
(iv)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.
(v)	Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value share options and similar instruments.

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

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

ComHear, Inc. (formerly Playbutton Corporation)	The State of Delaware	October 12, 2012	100%

Playbutton, LLC	The State of Delaware	September 8, 2011 (December 18, 2012)	100%

Taida Company, LLC	The State of Delaware	January 27, 2010 (January 17, 2014)	100%

The consolidated financial statements include all accounts of the Company, Taida Company, LLC and Playbutton LLC as of March 31, 2014 and for the three months then ended.

The consolidated financial statements include all accounts of the Company and Taida Company, LLC as of March 31, 2013 and for the three months then ended.

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

The Company recorded no bad debt expense for the three months ended March 31, 2014 and 2013, respectively.

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

Inventory was comprised of the following:

	March 31, 2014	December 31, 2013
Parts	$–	$–
Finished goods	2,280	–
	$2,280	$–

The company had $99,153 of “Deposits on inventory” at March 31, 2014.

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

We classify our revenue as either Product Revenue or Service revenue.

Product Revenue

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

Service revenue

Service revenue is derived from non-recurring product development revenue and professional services consulting revenue related to the design, manufacturing, and optimization of the Company’s audio technologies. Revenue associated with product development is recognized ratably over the contract period, which typically ranges from a minimum of one month to a maximum of less than a year. Consulting revenues are recognized ratably over the service periods.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments. The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) a company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) a company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) a company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification.

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If shares of the Company are thinly traded the use of share prices established in the Company’s most recent PPM, or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

Research and Development

Research and development is expensed as incurred. Research and development expenses for the three months ended March 31, 2014 and 2013 were $387,790 and $68,016, respectively.

Advertising

Advertising costs for the Company are charged to operations as incurred. Advertising expenses for the three months ended March 31, 2014 and 2013 were $36,254 and $0, respectively.

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its condensed consolidated balance sheets and provides valuation allowances as management deems necessary.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended March 31, 2014 or 2013.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Common stock options, exercise price of $1.00	150,000	150,000
Common stock warrants, exercise price of $1.50	1,264,075	1,250,000
Total common stock equivalents	1,414,075	1,400,000

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

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

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (the “ASU”). The amendments in this update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	March 31, 2014	December 31, 2013

Computers	3	$16,494	$–

		16,494	–

Less accumulated depreciation		(704)	–

		$15,790	$–

(i)	Impairment

The Company’s property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the three months ending March 31, 2014 there were no indicators that triggered an impairment review.

(ii)	Depreciation and Amortization Expense

Depreciation expense was $570 and $0 for the reporting period ended March 31, 2014 and 2013, respectively.

Note 4 – Convertible Notes Payable

(A)	Current

Prior to the merger Taida entered into two convertible note purchase agreements with the Company, pursuant to which the Company loaned Taida a total of $550,000. The loans bore interest at the rate of five percent per annum and all interest and principal was due and payable in April 2014. The principal balance on the notes at March 31, 2014 and December 31, 2013 was $0 and $550,000, respectively.

Accrued interest on the notes at March 31, 2014 and December 31, 2013 was $0 and $4,281, respectively.

(B)	Non-Current

From February 6, 2013 through September 11, 2013, the Taida sold nine (9) unsecured, subordinated convertible notes in the aggregate principal amount of $650,000 (the "Notes") with the following terms and conditions:

•	Maturity – two years from date of issuance;
•	Interest rate at 5% per annum, with interest payable at maturity;

•	Convertible (see further description below); and
•

In the event of an Acquisition the Holders of the Notes shall be entitled to receive, upon the closing of such Acquisition, in lieu of repayment of the outstanding principal amount and accrued interest under these Notes, an amount equal to the original principal amount of the Note plus an amount equal to 20% of the original principal amount of the Note (the

“Acquisition Payment”).

Conversion Feature – Convertible Notes

The conversion feature of the Notes was as follows: Upon the closing (or first in a series of closings) of the first equity financing after the date of issuance which the Company sells shares of its equity securities (the “Qualified Equity Securities”) in a transaction or series of related transactions for an aggregate consideration of at least $1,000,000 (including the aggregate principal and accrued interest due on all outstanding Notes) or such lesser amount as is approved by the Company and the Majority Holders (the “Next Financing”), the principal and accrued interest due on each Note shall automatically and without any action on the part of Holder be converted into a number of fully paid and non-assessable shares of Qualified Equity Securities (the “Conversion Shares”) equal to the number of shares determined by dividing all of the unpaid principal and interest due on each Note as of the date of such closing by the lesser of (i) the per share purchase price of the Qualified Equity Securities in the Next Financing, rounded down to the nearest whole share, or (ii) that price per share that represents a pre-money valuation (on a fully diluted basis including any outstanding options or other outstanding rights to equity securities) of the Company of $10 million. The Conversion Shares issued to the Holders in the Next Financing shall be entitled to receive a liquidation preference upon any such liquidation equal to the per share liquidation price before any holders of securities junior to the Conversion Shares would be entitled to their respective liquidation payments.

On January 17, 2014, four (4) Note-holders converted principal of $200,000 and interest in the amount of $29,998 into 186,990 shares of common stock as part of a private placement of the Company’s shares of common stock at an offering price of $1.23 per share. The remaining Note-holders were repaid principal of $450,000 and interest in the amount of $100,000.

Note 5 - Related Party Transactions

Consulting Agreement

During 2013 the Company was provided consulting services on a month to month basis by our current Chief Financial Officer and Executive Vice President, Corporate Development. Compensation provided for services during the three months ended March 31, 2013 was $25,000.

Consulting Agreement

The Company is provided consulting services on a month to month basis by the daughter of our president and chief executive officer. Compensation provided for services during the three months ended March 31, 2014 and 2013 was $10,000 and $0, respectively.

Office Lease

The Company leases office space on a month-by-month basis located at the personal residence of our president and chief executive officer. Monthly rental payments are $825.

Rent expense was $2,475 and $2,475 under the lease for the three months ended March 31, 2014 and 2013, respectively.

Note 6 – Commitments and Contingencies

Settlement

On December 9, 2013, Soundli, Inc., Soundli, LLC and Alex Hern (together, the “Soundli Parties”) entered into a settlement agreement with Taida, Randy Granovetter and Mike Silva (together, the Taida Parties) and Playbutton, pursuant to which Playbutton would issue 750,000 shares of its common stock to the Soundli Parties and Taida would pay an aggregate of $100,000 in cash (of which $50,000 was contingent on the closing of the Taida merger) to the Soundli Parties in exchange for a mutual release of any and all claims existing as of the date of the settlement agreement. The Company issued 750,000 shares of its common stock on February 10, 2014 and has compensated the Soundli Parties in full in each case in accordance with the terms of the settlement agreement.

Collaboration Agreement

Taida entered into a Collaboration Agreement by and between Woodbridge Foam Corporation and Taida, and Custom Foam Systems, Ltd., dated as of October 21, 2013, wherein Custom Foam Systems, Ltd. will manufacture and supply Taida custom headset products leveraging Taida and Woodbridge Foam Corporation technologies, and Taida committed to pay a $25,000.00 initial payment and $10,000 maximum monthly labor cost payment for a period of seven years.

Registration Rights

(A)

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

On March 14, 2013, the registration rights agreement was amended as follows:

•	The Company agreed to use its best efforts to prepare and file with the SEC, as soon as practicable following the Trigger Date, a registration statement covering the Registrable Securities for an offering to be made on a continuous basis pursuant to Rule 415.
•	The Company agreed to pay to Investors a fee of 2% per month of the Investors’ investment, payable in cash, for every 30 day period up to a maximum of 10% following the Effectiveness Date that the registration statement has not been initially declared effective; provided, however, that the Company shall not be obligated to pay any such liquidated damages if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases or actions taken by the Commission pursuant to its authority with respect to “Rule 415”, and the Company registers at such time the maximum number of shares of common stock permissible upon consultation with the staff of the Commission: provided, further, that the Company shall not be obligated to pay any liquidated damages at any time following the one year anniversary of the Trigger Date.
19

The Company’s registration statement became effective on August 12, 2013. The Company incurred liquidated damages of $45,507 due to the Company failing to meet the effectiveness deadline.

(B)

In connection with a private placement of its securities conducted between December 2013 and March 2014, the Company entered into a registration rights agreement with the investors pursuant to which the Company agreed to prepare and file, within 120 days from the consummation of the minimum offering of 2,209,261 shares (the “Trigger Date”), and at the Company's expense, a registration statement under the Securities Act of 1933 for purposes of registering the resale of the shares made part of the Units offered thereby. The Company also agreed to obtain the effectiveness of the registration statement as soon as possible, but no later than the 210th day following the consummation of the minimum offering of 2,209,261 shares as outlined in its December 2013 Private Placement Memorandum. The Company further agreed to keep the registration statement effective for a period of one year, unless all of the shares purchased pursuant to this offering are eligible for resale under Rule 144 under the Securities Act of 1933, without restriction under the volume limitations under the Rule.

Agreements with Placement Agents and Finders

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

During the three months ended March 31, 2014 commissions paid to WFG amounted to $315,897.

Compensation of Directors

The Company has agreed to compensate its chairman of the board, Mark Hill, for his services as chairman, currently at $65,000 per year. In connection with his appointment during 2012, the Company also agreed to grant Mr. Hill an option to purchase 150,000 shares of its common stock, at an exercise price of $1.00 per share. The option vests in three 50,000 share installments on each of the first three anniversaries of his appointment to the board. The Company has not agreed to compensate any other member of the board for their service as a director.

Office Lease - New York City

The Company subleases its New York City office space on a month-by-month basis. Monthly rental amounts are adjusted based on occupancy. Current monthly rental payments are $4,500.

Rent expense was $9,000 and $0 under the lease for the three months ended March 31, 2014 and 2013, respectively.

Office Lease - Seattle

The Company leases office space located in Seattle, Washington on a month-by-month basis. Current monthly rental payments are $535.

Rent expense was $1,575 and $1,455 under the lease for the three months ended March 31, 2014 and 2013, respectively.

Note7 - Concentrations and Credit Risks

Revenues

For the three months ended March 31, 2014 and 2013, the Company had the following concentrations of revenues with customers:

Customer	March 31, 2014	March 31, 2013
A	-%	100%
B	42%	-%
C	19%	-%
D	20%	-%

Accounts Receivable

As of March 31, 2014 and December 31, 2013, the Company had the following concentrations of accounts receivable with customers:

Customer	March 31, 2014	December 31, 2013
B	12%	-%
C	14%	-%
D	16%	-%
E	20%	-%
F	17%	-%
G	12%	-%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Note 8 - Stockholders’ Equity (Deficit)

Shares Authorized

Shares Authorized upon Incorporation

Upon formation the total authorized capital stock of the corporation was Twenty-five Million (25,000,000) shares of Common Stock, Par Value $0.0001.

Amendment to the Certificate of Incorporation

On January 24, 2014, the Company filed with the Delaware Secretary of State an amendment to its certificate of incorporation for purposes of changing the Company’s corporate name from “Playbutton Corporation” to “ComHear, Inc.” and increasing the Company’s authorized capital from 25 million shares, $0.0001 par value common stock to 50 million shares, $0.0001 par value common stock. The amendment was approved by the written consent of the holders of a majority of the outstanding shares of common stock of the Company.

Unit Exchange Agreement

On December 5, 2013, the Company, entered into a Unit Exchange Agreement, as amended on December 6, 2013, with Taida, and the members of Taida pursuant to which the members of Taida agreed to transfer to the Company all of the issued and outstanding membership interests of Taida in exchange for the Company’s issuance of 7,578,651 shares of its common stock to the members of Taida. The transactions under the Unit Exchange Agreement closed on January 17, 2014, at which time Taida became the wholly-owned subsidiary of the Company. In addition to the customary closing conditions, the closing of the transactions under the Unit Exchange Agreement were subject to:

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

The Unit Exchange Agreement and Stock Repurchase Agreement were completed on January 17, 2014.

Common Stock

2013

On January 18, 2013, the Company issued a consultant of the Company 378,933 shares of common stock for services at a fair value of $21,000 ($0.0554 per share).

On July 15, 2013, the Company issued two consultants of the Company 227,360 shares of common stock for services at a fair value of $16,230 ($0.0714 per share).

2014

On December 5, 2013, the Company entered into and on January 17, 2014 consummated a unit exchange agreement with Taida and the members of Taida. The Company issued 7,578,651 shares of the Company’s common stock to the members of the Taida in exchange for all of the outstanding membership units of Taida.

As a result of the reverse merger (see Note 1) the Company had a deemed issuance of 4,719,359 shares of common stock.

On January 17, 2014, the Company conducted an initial closing of a private placement of the Company’s shares of common stock, pursuant to which the Company sold a total of 2,244,090 shares of its common stock, including the cancellation of $229,997.70 of indebtedness. The shares issued in connection with this initial closing and cancellation of indebtedness were issued on February 10, 2014.

On January 17, 2014, the Company entered into a settlement agreement with the Soundli Parties pursuant to which the Company issued 750,000 shares of its common stock in settlement of certain claims held by the recipient of the shares. The shares issued in connection with this settlement agreement were issued on February 10, 2014.

Common stock subscribed

In February and March 2014, the Company sold 1,822,959 shares of common stock to investors in exchange for $2,242,241 in proceeds in connection with the private placement of the Company’s stock. As of March 31, 2014 the shares had not been issued.

In connection with the 2013 private placement the Company incurred fees of $337,670.

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

Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – December 31, 2012	150,000	$1.00
Exercisable – December 31, 2012	–	$1.00
Granted	–	$–
Exercised	–	$–
Forfeited/Cancelled	–	$–
Outstanding – December 31, 2013	150,000	$1.00
Exercisable – December 31, 2013	50,000	$1.00
Granted	–	$–
Exercised	–	$–
Forfeited/Cancelled	–	$–
Outstanding –March 31, 2014	150,000	$1.00
Exercisable – March 31, 2014	50,000	$1.00
Outstanding options held by related parties – March 31, 2014	150,000
Exercisable options held by related parties – March 31, 2014	50,000

Options Outstanding				Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00	150,000	3.54	$1.00	50,000	$1.00

At March 31, 2014 and December 31, 2013, the total intrinsic value of options outstanding and exercisable was $34,500 and $0, respectively.

Warrants

The following is a summary of the Company’s warrant activity:

	Options	Weighted Average Exercise Price
Outstanding – December 31, 2012	1,250,000	$1.50
Exercisable – December 31, 2012	1,250,000	$1.50
Granted	14,075	$1.50
Exercised	–	$–
Forfeited/Cancelled	–	$–
Outstanding – December 31, 2013	1,264,075	$1.50
Exercisable – December 31, 2013	1,264,075	$1.50
Granted	–	$–
Exercised	–	$–
Forfeited/Cancelled	–	$–
Outstanding – March 31, 2014	1,264,075	$1.50
Exercisable – March 31, 2014	1,264,075	$1.50

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.50	1,264,075	3.76	$1.50	1,264,075	$1.50

At March 31, 2014 and December 31, 2013 the total intrinsic value of warrants outstanding and exercisable was $0, respectively.

Note 9 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follow:

On April 4, 2014, the Company issued 1,822,959 shares of common stock previously subscribed for in February and March 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis should be read in conjunction with our unaudited financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K filed with the SEC on March 31, 2014 and our subsequently filed periodic reports, which discuss our business in greater detail. See in particular our reports on Forms 10-K, 10-Q, and 8-K subsequently filed from time to time with the Securities and Exchange Commission.

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

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties, including those risks set forth in the section “Risk Factors” appearing in our Annual Report on Form 10-K filed with the SEC on March 31, 2014. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

Introduction

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

On January 17, 2014, we acquired Taida Company, LLC, or Taida, a Delaware limited liability company founded by Randy Granovetter, our current president and chief executive officer. Taida is the owner of the audio technology relating to the EarPuffs, EarTOPs, KAP software and MyBeam technology. On January 28, 2014, we changed our corporate name to ComHear, Inc. For a more complete summary of these transactions and other material transactions concerning our corporate formation and development, please see Part I, Item 1 “Business - Our Company” to our Annual Report on Form 10-K filed with the SEC on March 31, 2014.

Our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q reflect our financial condition and results of operations as consolidated with Taida and Playbutton, LLC. The historical financial information presented prior to January 17, 2014 is that of Taida. The equity sections of Taida for all prior periods presented have been recasted to reflect the recapitalization effectuated by the merger.

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

We commenced the sales of our Playbutton product in 2012 and to date all of our revenue from operations has been derived from our sale of the Playbuttons. We have completed the development of our EarPuff and EarTOPs products and KAP software, and we are currently pursuing licensing and distribution agreements with OEM and other industry participants. As of the date of this report, we have entered into a sales representation agreement with Wolfson Microelectronics PLC and with Sports1 Marketing, however we have not entered into any agreements with OEMs or others for the distribution and sale of our EarPuff, EarTOPs or KAP software.

Results of Operations

For the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,	Three Months Ended March 31,
	2014	2013
Net sales	$53,522	$5,000
Gross profit	$22,578	$5,000
Operating expenses	$1,528,628	$213,102
Loss from operations	$(1,506,050)	$(208,102)
Other income (expense)	$(89,561)	$(741)
Net loss	$(1,595,611)	$(208,843)
Loss per common share – basic and diluted	$(0.12)	$(0.03)

Revenue

We had net sales for the three months ended March 31, 2014 and 2013 of $53,522 and $5,000, respectively. Net sales were driven by the sale of 2,370 Playbutton units during the first quarter of 2014 and professional services revenue in 2013. Net sales increased during the first quarter of 2014 compared to the prior year period as a result of the merger with Playbutton. Our net sales to date have been driven by purchases orders from music publishers and brands that are looking to purchase customized Playbuttons for a specific marketing project. These purchases orders require significant marketing, negotiating and pre-planning and involve a timeline of several months. We intend to change our sales activities for our Playbutton product line on higher margin and larger unit transactions that require less customization.

Gross Profit

Gross profit for the three months ended March 31, 2014 and 2013 was $22,578 and $5,000, respectively. The increase in gross profit was largely the result of increased revenue during the period as a result of the merger with Playbutton.

Operating Expenses

Operating expenses for the three months ended March 31, 2014 were $1,528,628, as compared to $213,102 for the three months ended March 31, 2013, an increase of $1,315,526. The increase in operating expenses is primarily the result of:

•	An increase in payroll and payroll related expenses of approximately $477,000 due to the hiring of new employees during 2014 and the merger with Playbutton;
•	An increase in legal and professional fees in the amount of approximately $264,000 as a result of the merger with Playbutton, our financing activities, public reporting requirements and business development consulting;
•	An increase in total selling, general and administrative expenses of approximately $255,000 as a result of the merger with Playbutton, and increased travel and related expenses; and
•	An increase in research and development expense of approximately $320,000.

Loss from Operations

Loss from operations for the three months ended March 31, 2014 was ($1,506,050), as compared to ($208,102) for the three months ended March 31, 2013. The increase in loss from operations was primarily attributable to the increase in operating expenses as detailed above.

Other Income (Expenses)

Other income (expenses) for the three months ended March 31, 2014 was ($89,561), as compared to ($741) for the three months ended March 31, 2013. Other expenses during the three months ended March 31, 2014 consisted primarily of $90,137 of interest expense on convertible promissory notes compared to $741 during the three months ended March 31, 2013.

Net Loss

Net Loss for the three months ended March 31, 2014 was ($1,595,611) or loss per share of ($0.12), as compared to a net loss of ($208,843) or loss per share of ($0.03), for the three months ended March 31, 2013. The increase in net loss was primarily attributable to the significant increase in operating expenses and other income (expenses) as detailed above.

Inflation did not have a material impact on the Company’s operations for the period.

Liquidity and Capital Resources

As of March 31, 2014, we had $2,228,511 of working capital. We believe that our working capital on hand as of the date of this report will be sufficient to fund our plan of operations over the next 12 months. However, there can be no assurance that we will not require additional capital within the next 12 months. For example, in our Ear Puff line of business, we will endeavor to receive upfront payments from OEMs to cover custom tooling and early production. However, we may be unable to obtain upfront payments from the OEMs or we may want to forego upfront payment in order to obtain better commercial terms or we may encounter a situation where we need to ramp up our production faster than we are able to finance through payments from our OEM customers. In either situation, we may require additional capital for investment, operations and working capital. As another example, to date, we have been able to finance the production of our Playbutton products by way of upfront payments received from our customers at the time of their placement of a purchase order. While we believe that we will continue to be able to obtain advance deposits sufficient to fund production of non-retail purchase orders, there can be no assurance that this practice will not change as result of adverse economic conditions impacting our customers or otherwise. In the event we are no longer able to obtain advance deposits from non-retail customers or we acquire a large retail order, we may require additional capital in order to finance the production of product inventory. In the event we are no longer able to obtain advance deposits from non-retail customers or we acquire a large retail order, we will require additional capital in order to finance the production of product inventory. We would endeavor to acquire the required capital through commercial credit facilities, however there can be no assurance we would qualify for commercial debt financing on terms acceptable to us or at all. If commercial debt financing is unavailable, we would endeavor to acquire the additional capital through the sale of our debt or equity securities, the success of which there can be no assurance.

Our plan of operations over the next 12 months is to lower the cost of operations and cost of goods sold on our Playbutton product and focus on high unit revenue opportunities. We are actively pursuing OEM sales with our EarPuff, EarTOP and KAP software and have a licensing agreement with Wolfson Microelectronics plc for KAP software. We are investing in research and development to commercialize our MyBeam technology and will be pursuing professional services contracts as we move towards commercial trials of our beamforming technology. We also intend to pursue strategic opportunities to grow our business both organically and through acquisition. We intend to explore alliances and possible acquisitions of complementary businesses.

The following table summarizes total current assets, liabilities and working capital at March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Current Assets	$2,607,983	$53,597
Current Liabilities	(379,472)	(1,882,350)
Working Capital (Deficit)	$2,228,511	$(1,828,753)

For the Three Months Ended March 31, 2014 and 2013

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2014 and 2013 was $1,829,314 and $80,316, respectively. The net loss for the three months ended March 31, 2014 and 2013 was $1,595,611 and $208,843, respectively. The increase in cash used in operating activities for the three months ended March 31, 2014 as compared March 31, 2013, was primarily for legal and professional fees due to the merger with Playbutton and our financing activities, payroll and payroll related expenses and prepayments on inventory orders.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2014 and 2013 was $184,871 and $0, respectively. During the three months ended March 31, 2014 this consisted of cash received of $199,617 as a result of the acquisition of Taida. This increase was partially offset by the purchase of computers and equipment of $14,746.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2014 and 2013 was $3,990,255 and $100,000, respectively. During the three months ended March 31, 2014 this consisted of gross proceeds of $4,772,475 as a result of our 2014 private placement partially offset by the payment of stock issuance costs of $332,220 and the repayment of convertible promissory notes in the amount of $450,000. During the three months ended March 31, 2013 the Company received proceeds of $100,000 from the issuance of a convertible promissory note.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 15d-15 of the Securities Exchange Act of 1934.  Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

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

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of March 31, 2014, we had approximately $2,228,511 of working capital. While we believe that our working capital on hand as of the date of this report will be sufficient to fund our operations for, at least, the next 12 months, there can be no assurance that we will not require significant additional capital within the next 12 months. For example, in our Ear Puff line of business, we will endeavor to receive upfront payments from OEMs to cover custom tooling and early production. However, we may be unable to obtain upfront payments from the OEMs or we may want to forego upfront payment in order to obtain better commercial terms or we may encounter a situation where we need to ramp up our production faster than we are able to finance through payments from our OEM customers. In either situation, we may require additional capital for investment, operations and working capital. As another example, to date, we have been able to finance the production of our Playbutton products by way of upfront payments received from our customers at the time of their placement of a purchase order. While we believe that we will continue to be able to obtain advance deposits sufficient to fund production of non-retail purchase orders, there can be no assurance that this practice will not change as result of adverse economic conditions impacting our customers or otherwise. Also, in the event that we are able to secure a large retail order, for example an order for Playbutton music albums for distribution through Walmart, Target or the like, the retailer is unlikely to provide an adequate advance to build the required inventory. In the event we are no longer able to obtain advance deposits from non-retail customers or we acquire a large retail order, we may require additional capital in order to finance the production of product inventory.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

From January through March 2014, we conducted an initial and subsequent closings of a private placement of our shares of common stock at an offering price of $1.23 per share. The private placement was conducted by WFG Investments, Inc., as placement agent. In the private placement, we sold a total of 4,067,051 shares to 47 investors for the gross proceeds of $5,002,473, including $4,772,475 of cash proceeds and the conversion to our common shares of $229,998 of investment notes previously issued by Taida. We paid fees and sales commissions of $319,896.80 in connection with the private placement. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) thereunder.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMHEAR, INC.

Date:	May 19, 2014	By:	/s/ Randy Granovetter
Randy Granovetter
Chief Executive Officer

