Form 10-Q
period 2014-06-30
ComHear, Inc.
filed 2014-08-20
CIK 1561299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission file number: 333-188611

ComHear, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-1186821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification no.)

8677 Villa La Jolla Drive, Suite 353

La Jolla, California 92037

(Address of principal executive offices, including zip code)

(619) 722-0639

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒*

*The registrant is a voluntary filer.

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

As of August 14, 2014, 17,115,059 shares of the common stock of ComHear, Inc. were outstanding.

COMHEAR, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ComHear, Inc.

Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)

Assets:
Cash	$932,127	$41,055
Accounts receivable, net	29,710	–
Inventory	6,486	–
Deposits on inventory	70,445	–
Prepaid expenses and other current assets	91,887	12,542
Total current assets	1,130,655	53,597

Total Assets	$1,130,655	$53,597

Liabilities and Stockholders' Equity (Deficit)

Liabilities:
Accounts payable and accrued expenses	$701,745	$409,850
Failed acquisition liability	–	922,500
Convertible notes payable - current	–	550,000
Total current liabilities	701,745	1,882,350

Convertible notes payable - non-current	–	650,000
Total Long-Term Liabilities	–	650,000

Total Liabilities	701,745	2,532,350

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock par value $0.0001: 50,000,000 shares authorized; 17,115,059 and 7,578,651 shares issued and outstanding, respectively	1,712	758
Additional paid in capital	6,601,837	216,937
Accumulated deficit	(6,174,639)	(2,696,448)
Total stockholders' equity (deficit)	428,910	(2,478,753)

Total Liabilities and Stockholders' Equity (Deficit)	$1,130,655	$53,597

See accompanying notes to the consolidated financial statements.

ComHear, Inc.

Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales
Product sales- net	$18,596	$–	$57,447	$–
Service income	17,790	–	27,790	5,000
Shipping revenue	590	–	5,261	–
Total	36,976	–	90,498	5,000

Cost of sales	28,648	–	59,592	–

Gross margin	8,328	–	30,906	5,000

Operating expenses
Compensation	530,261	–	1,007,465	21,000
Professional fees	370,867	33,007	558,656	60,011
Research and development	509,846	79,281	897,636	147,297
Selling, general and administrative expenses	385,072	132,119	860,917	229,201
Total operating expenses	1,796,046	244,407	3,324,674	457,509

Loss from operations	(1,787,718)	(244,407)	(3,293,768)	(452,509)

Other income (expenses)
Registration rights liquidated damages	(72,617)	–	(72,617)	–
Interest income	430	–	1,006	–
Interest expense	(21,026)	(3,944)	(111,163)	(4,685)
Loss on disposition of equipment	(1,349)	–	(1,349)	–
Miscellaneous expense	(300)	–	(300)	–
Other income (expense), net	(94,862)	(3,944)	(184,423)	(4,685)

Loss before income tax provision	(1,882,580)	(248,351)	(3,478,191)	(457,194)

Income tax provision	–	–	–	–

Net loss	$(1,882,580)	$(248,351)	$(3,478,191)	$(457,194)

Earnings per share - basic and diluted	$(0.11)	$(0.03)	$(0.23)	$(0.06)

Weighted average common shares outstanding - basic and diluted	17,115,059	7,578,651	15,364,063	7,578,651

See accompanying notes to the consolidated financial statements.

ComHear, Inc.

Consolidated Statement of Stockholders' Equity (Deficit)

For the Interim Period Ended June 30, 2014

(Unaudited)

	Common Stock: Par Value $0.0001		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)

Balance December 31, 2012	7,578,651	$758	$179,707	$(180,465)	$–

Member interest issued for services	–	–	37,230	–	37,230

Net loss	–	–	–	(2,515,983)	(2,515,983)

Balance, December 31, 2013	7,578,651	758	216,937	(2,696,448)	(2,478,753)

Stock options issued for services	–	–	52,554	–	52,554

Common stock issued for cash	3,880,059	388	4,772,087	–	4,772,475

Conversion of debt to common stock	186,990	19	229,979	–	229,998

Common stock issued to settle failed acquisition liability	750,000	75	922,425	–	922,500

Stock issuance costs	–	–	(337,670)	–	(337,670)

Reverse transaction adjustment	4,719,359	472	745,525	–	745,997

Net loss	–	–	–	(3,478,191)	(3,478,191)

Balance, June 30, 2014	17,115,059	$1,712	$6,601,837	$(6,174,639)	$428,910

See accompanying notes to the consolidated financial statements.

ComHear, Inc.

Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,478,191)	$(457,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	265	–
Bad debt	237	–
Share based compensation	52,554	21,000
Common stock issued for interest	29,998	–
Loss on disposition of equipment	1,349	–
Changes in operating assets and liabilities:
Accounts receivable	23,129	–
Inventory	(4,381)	–
Deposits on inventory	9,783	–
Prepaid expenses and other current assets	(61,948)	–
Accounts payable and accrued expenses	128,405	128,058
Net Cash Used in Operating Activities	(3,298,800)	(308,136)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired through acquisition of Taida Company, LLC	199,617	–
Net Cash Provided by Investing Activities	199,617	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,772,475	–
Stock issuance costs	(332,220)	–
Proceeds from issuance of convertible notes	–	400,000
Repayment of convertible notes	(450,000)	–
Net Cash Provided by Financing Activities	3,990,255	400,000

Net Change in Cash	891,072	91,864

Cash - Beginning of Reporting Period	41,055	–

Cash - End of Reporting Period	$932,127	$91,864

SUPPLEMENTARY CASH FLOW INFORMATION:
Income tax paid	$–	$–
Interest paid	$100,000	$–

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of convertible notes and accrued interest into common stock	200,000	$–
Common stock issued to settle liability	$922,500	$–
Assets acquired and liabilities assumed through share exchange as follows:
Accounts receivable	$53,076	$–
Inventory	$2,105	$–
Prepaid inventory	$80,228	$–
Prepaid expenses and other current assets	$22,847	$–
Property and equipment, net	$1,614	$–
Accounts payable and accrued expenses	$163,490	$–
Convertible note	$550,000	$–

See accompanying notes to the consolidated financial statements.

ComHear, Inc.

June 30, 2014 and 2013

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

ComHear, Inc. (formerly Playbutton Corporation)

ComHear, Inc. (formerly Playbutton Corporation) (the “Company”) was incorporated on October 12, 2012 under the laws of the State of Delaware under the name Playbutton Acquisition Corp. On February 21, 2013, the Company changed its name to Playbutton Corporation and on January 28, 2014, the Company changed its name to ComHear, Inc. The Company was formed for the sole purpose of acquiring Playbutton, LLC, a Delaware limited liability company (“Playbutton LLC”) engaging in the business of marketing its core product, the Playbutton, a customizable music player housed in a branded, wearable button.

Playbutton, LLC

Playbutton, LLC was organized as a limited liability company on September 8, 2011 under the laws of the State of Delaware.

Acquisition of Playbutton, LLC by Playbutton Acquisition Corp.

On October 15, 2012, the Company entered into and on December 18, 2012 consummated a unit exchange agreement with the members of Playbutton LLC. The Company issued 3,384,079 shares of the Company’s common stock to the members of Playbutton LLC in exchange for the members to transfer all of the outstanding membership units of Playbutton LLC.

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

Acquisition of Taida, LLC Treated as a Reverse Acquisition

On December 5, 2013, the Company entered into and on January 17, 2014 consummated a unit exchange agreement with Taida Company, LLC (“Taida”) and the members of Taida (the “Taida Transaction”). The Company issued 7,578,651 shares of the Company’s common stock to the members of Taida in exchange for all of the outstanding membership interests of Taida.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.

(ii)	Inventory obsolescence and markdowns: The Company’s estimate of potentially excess and slow-moving inventories is based on evaluation of inventory levels and aging, review of inventory turns and historical sales experiences. The Company’s estimate of reserve for inventory shrinkage is based on the historical results of physical inventory cycle counts.

(iii)	Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iv)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (i) the Company has incurred recurring losses, (ii) general economic conditions, and (iii) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(v)	Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value share options and similar instruments.

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

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification ("ASC") to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (i) when control does not rest with the parent, the majority owner; (ii) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (iii) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, in which the parent’s power to control exists.

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

The consolidated financial statements include all accounts of the Company, Taida Company, LLC and Playbutton LLC as of June 30, 2014 and for the six months then ended.

The consolidated financial statements include all accounts of the Company and Taida Company, LLC as of June 30, 2013 and for the six months then ended.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted Section 360-10-35 of the FASB Accounting Standards Codification for its long-lived assets. Pursuant to ASC Paragraph 360-10-35-17 an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC Paragraph 360-10-35-20 if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

Pursuant to ASC Paragraph 360-10-35-21 the Company’s long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company considers the following to be some examples of such events or changes in circumstances that may trigger an impairment review: (a) significant decrease in the market price of a long-lived asset (asset group); (b) a significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; (c) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; (d) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); (e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and (f) a current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Pursuant to ASC Paragraphs 360-10-45-4 and 360-10-45-5 an impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amount of that loss. A gain or loss recognized on the sale of a long-lived asset (disposal group) that is not a component of an entity shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amounts of those gains or losses.

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

During the six months ended June 30, 2014 and 2013 the Company recorded bad debt expense of $237 and $0, respectively.

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

Inventory Obsolescence and Markdowns

The Company evaluates its current level of inventories considering historical sales and other factors and, based on this evaluation, classifies inventory markdowns in the income statement as a component of cost of goods sold pursuant to Paragraph 420-10-S99 of the FASB Accounting Standards Codification to adjust inventories to net realizable value. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations.

Inventory was comprised of the following:

	June 30, 2014	December 31, 2013
Parts	$–	$–
Finished goods	6,486	–
	$6,486	$–

The company had $70,445 of “Deposits on inventory” at June 30, 2014.

Property and Equipment

Property and equipment that is valued over $3,000 and has an estimated useful life of more than one year is capitalized, while property and equipment that are less than this threshold are directly expensed.

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

Pursuant to Section 850-10-20 the related parties include (i) affiliates of the Company; (ii) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (iii) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (iv) principal owners of the Company; (v) management of the Company; (vi) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (vii) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (i) the nature of the relationship(s) involved; (ii) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (iii) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (vi) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

We classify our revenue as either Product Revenue of Service revenue.

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

Except in connection with consignment agreements, there is no right of return for products. In addition, products are warrantied against defects in workmanship for one (1) year in the United States and for periods prescribed by law in foreign jurisdictions.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. The determination of the fair value of the share price of the Company’s common stock underlying equity instruments is determined by the board of directors of the Company based on an analysis of a number of objective and subjective factors which factors may include, among others, the following: the Company’s results of operations, history of losses and other financial metrics; the Company’s capital resources and financial condition; the valuations of the Company’s common stock by unrelated third-party valuation firms; and illiquid nature of the Company’s shares of common stock.

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

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under the guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

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

Pursuant to ASC Paragraphs 505-50-30-2 and 505-50-30-11 share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date: (a) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); or (b) the date at which the counterparty's performance is complete. The determination of the fair value of the share price of the Company’s common stock underlying equity instruments is determined by the board of directors of the Company based on an analysis of a number of objective and subjective factors which factors may include, among others, the following: the Company’s results of operations, history of losses and other financial metrics; the Company’s capital resources and financial condition; the valuations of the Company’s common stock by unrelated third-party valuation firms; and illiquid nature of the Company’s shares of common stock.

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.	The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.	The expected volatility of the price of the underlying share for the expected term of the option. Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement. Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.	The expected dividends on the underlying share for the expected term of the option. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.	The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Pursuant to ASC paragraph 505-50-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Research and Development

Research and development is expensed as incurred. Research and development expenses for the six months ended June 30, 2014 and 2013 were $897,636 and $147,297, respectively.

Advertising

Advertising costs for the Company are charged to operations as incurred. Advertising expenses for the six months ended June 30, 2014 and 2013 were $84,789 and $0, respectively.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended June 30, 2014 or 2013.

Earnings per Share

Earnings per share ("EPS") is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic EPS is computed by dividing earnings by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing earnings by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-22 and 23 the dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. the proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. the incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Contingent shares issuance arrangement, stock options or warrants

	For the Reporting Period Ended June 30, 2014	For the Reporting Period Ended June 30, 2013

Options exercisable at $1.00 per share expiring October 12, 2017	150,000	–

Warrants exercisable at $1.50 per share expiring ranging from November 28, 2017 through December 31, 2017	1,264,075	–

Total contingent shares issuance arrangement, stock options or warrants	1,414,075	–

For the reporting period ended June 30, 2014 there were no potentially outstanding dilutive common shares as these contingent shares issuance arrangement, stock options or warrants were “out-of-money”.

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

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as a voluntary SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.  Identify the contract(s) with the customer

2.  Identify the performance obligations in the contract

3.  Determine the transaction price

4.  Allocate the transaction price to the performance obligations in the contract

5.  Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

1.	Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)
2.	Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations
3.	Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	June 30, 2014	December 31, 2013

Computers	3	$1,749	$–

		1,749	–

Less accumulated depreciation		(400)

Less disposition		(1,349)	–

		$–	$–

Impairment

The Company’s property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the six months ending June 30, 2014 there were no indicators that triggered an impairment review.

Depreciation and Amortization Expense

Depreciation expense was $265 and $0 for the reporting period ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014 the Company recorded a loss on disposition of fixed assets of $1,349.

Note 4 – Convertible Notes Payable

Current

Prior to the Taida Transaction, Taida entered into two convertible note purchase agreements with the Company, pursuant to which the Company loaned Taida a total of $550,000. The loans bore interest at the rate of five percent per annum and all interest and principal was due and payable in April 2014. The principal balance on the notes at June 30, 2014 and December 31, 2013 was $0 and $550,000, respectively.

Accrued interest on the notes at June 30, 2014 and December 31, 2013 was $0 and $4,281, respectively.

Upon the consummation of the reverse merger with ComHear, on January 17, 2014, the notes payable became an inter-company payable which is eliminated upon consolidation.

Non-Current

From February 6, 2013 through September 11, 2013, Taida sold nine (9) unsecured, subordinated convertible notes in the aggregate principal amount of $650,000 (the "Notes"). The Notes bore interest at the rate of five percent per annum and all interest and principal was due and payable two years from the date of issuance. In addition, upon an Acquisition (as defined in the Notes), the holders of the Notes were entitled to receive, upon the closing of such Acquisition and in lieu of repayment of the outstanding principal and accrued interest under the Notes, an amount equal to the original principal amount of the Note plus an amount equal to 20% of the original principal amount of the Note. The Notes also had a conversion feature as discussed below.

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

Note 5 - Related Party Transactions

Consulting Agreement

During 2013 the Company was provided consulting services on a month to month basis by its current Chief Financial Officer and Executive Vice President, Corporate Development. Compensation provided for services during the six months ended June 30, 2013 was $49,625.

Consulting Agreement

The Company is provided consulting services on a month to month basis by the daughter of its president and chief executive officer. Compensation provided for services during the six months ended June 30, 2014 and 2013 was $22,500 and $0, respectively.

Office Lease

The Company leased office space on a month-by-month basis located at the personal residence of our president and chief executive officer. Monthly rental payments were $825. The Company vacated the premises and ended the lease June 30, 2014

Rent expense was $4,950 and $4,950 under the lease for the six months ended June 30, 2014 and 2013, respectively.

Note 6 – Commitments and Contingencies

Settlement

On December 9, 2013, Soundli, Inc., Soundli, LLC and Alex Hern (together, the “Soundli Parties”) entered into a settlement agreement with Taida, Randy Granovetter and Mike Silva (together, the Taida Parties) and Playbutton, pursuant to which Playbutton would issue 750,000 shares of its common stock to the Soundli Parties and Taida would pay an aggregate of $100,000 in cash (of which $50,000 was contingent on the closing of the Taida Transaction) to the Soundli Parties in exchange for a mutual release of any and all claims existing as of the date of the settlement agreement. The Company issued 750,000 shares of its common stock on February 10, 2014 and has compensated the Soundli Parties in full in each case in accordance with the terms of the settlement agreement.

Registration Rights

(A) Initial Private Placement

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

(B)	Secondary Private Placement

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

As of June 30, 2014, the Company’s registration statement had not been filed. The Company accrued liquidated damages of $72,617 at June 30, 2014 due to the Company failing to meet the effectiveness deadline.

Agreements with Placement Agents and Finders

December 2013

In December 2013, the Company entered into a Financial Advisory and Investment Banking Agreement with WFG Investments, Inc. (“WFG”) (the “WFG Advisory Agreement”). Pursuant to the WFG Advisory Agreement, WFG acted as the Company’s financial advisor and placement agent in connection with a best efforts private placement (the “Financing”) of up to $5 million of the Company’s equity securities (the “Securities”) that took place between December 2013 and March 2014, as amended.

The WFG Advisory Agreement provided for a fee, payable in cash at the closing of the Financing, in an amount equal to 8% of the aggregate gross proceeds raised in the Financing from the sales of shares placed by WFG and 2% of the gross proceeds from the sales of shares placed by officers of the Company.

Along with the above fees, the Company paid $10,000 for expenses incurred in connection with this Financing.

During the six months ended June 30, 2014 commissions paid to WFG amounted to $315,897.

Compensation of Directors

The Company has agreed to compensate its chairman of the board, Mark Hill, for his services as chairman, currently at $65,000 per year. In connection with his appointment during 2012, the Company also agreed to grant Mr. Hill an option to purchase 150,000 shares of its common stock, at an exercise price of $1.00 per share. The option vests in three 50,000 share installments on each of the first three anniversaries of his appointment to the board. The Company has not agreed to compensate any other member of the board for their service as a director. By virtue of the acquisition of Taida, 100,000 shares of the common stock underlying Mr. Hill’s option became fully vested and exercisable. The remaining 50,000 shares of common stock underlying Mr. Hill’s option will vest in 2015 pursuant to the terms of his option agreement.

Office Lease - New York City

The Company sublet its New York City office space on a month-by-month basis. Monthly rental amounts are adjusted based on occupancy. The monthly rental payments immediately prior to the close of the reporting period were $1,500.

Rent expense was $16,500 and $0 under the lease for the six months ended June 30, 2014 and 2013, respectively.

Effective June 30, 2014 the Company vacated the space. Subsequent to the reporting period the company secured space on a month-by-month basis at a shared office facility in New York City at a rate of $500 per month plus hourly charges for conference room rental.

Office Lease - Seattle

The Company leases office space located in Seattle, Washington on a month-by-month basis. Current monthly rental payments are $535.

Rent expense was $3,170 and $2,910 under the lease for the six months ended June 30, 2014 and 2013, respectively.

Note 7 - Concentrations and Credit Risks

Revenues

For the six months ended June 30, 2014 and 2013, the Company had the following concentrations of revenues with customers:

Customer	June 30, 2014	June 30, 2013
A	25%	-%
C	17%	-%
D	13%	-%
E	13%	-%
F	-%	100%

Accounts Receivable

As of June 30, 2014 and December 31, 2013, the Company had the following concentrations of accounts receivable with customers:

Customer	June 30, 2014	December 31, 2013
B	25%	-%
C	17%	-%
G	17%	-%
H	30%	-%

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

Amendment to the Certificate of Incorporation

On January 28, 2014, the Company filed with the Delaware Secretary of State an amendment to its certificate of incorporation for purposes of changing the Company’s corporate name from “Playbutton Corporation” to “ComHear, Inc.” and increasing the Company’s authorized capital from 25 million shares, $0.0001 par value common stock to 50 million shares, $0.0001 par value common stock. The amendment was approved by the written consent of the holders of a majority of the outstanding shares of common stock of the Company.

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

As a result of the Taida Transaction (see Note 1) the Company had a deemed issuance of 4,719,359 shares of common stock.

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

Adoption of 2012 Equity Incentive Plan

On October 12, 2012, the Board of Directors of the Company adopted the 2012 Equity Incentive Plan, whereby the Board of Directors authorized 1,200,000 shares of the Company’s common stock to be reserved for issuance (the “Plan”). In January 2014 the Company increased the reserved shares to 2,500,000. Grants to be made under the Plan are limited to the Company’s employees, including employees of the Company’s subsidiaries, the Company’s directors and consultants and advisors to the Company. The recipient of any grant under the Plan, and the amount and terms of a specific grant, is determined by the board of directors. Should any option granted or stock awarded under the Plan expire or become un-exercisable for any reason without having been exercised in full or fail to vest, the shares subject to the portion of the option not so exercised or lapsed will become available for subsequent stock or option grants.

Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – December 31, 2013	150,000	$1.00
Granted	–	$–
Exercised	–	$–
Forfeited/Cancelled	–	$–
Outstanding –June 30, 2014	150,000	$1.00
Exercisable – June 30, 2014	150,000	$1.00

Options Outstanding				Options Exercisable

Range of	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
exercise price
$1.00	150,000	3.29	$1.00	150,000	$1.00

At June 30, 2014 and December 31, 2013, the total intrinsic value of options outstanding and exercisable was $34,500 and $0, respectively.

Warrants

The following is a summary of the Company’s warrant activity:

	Options	Weighted Average Exercise Price

Outstanding – December 31, 2013	1,264,075	$1.50
Granted	–	$–
Exercised	–	$–
Forfeited/Cancelled	–	$–
Outstanding – June 30, 2014	1,264,075	$1.50
Exercisable – June 30, 2014	1,264,075	$1.50

Warrants Outstanding				Warrants Exercisable

Range of	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
exercise price
$1.50	1,264,075	3.51	$1.50	1,264,075	$1.50

At June 30, 2014 and December 31, 2013 the total intrinsic value of warrants outstanding and exercisable was $0, respectively.

Note 9 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follow:

Convertible Note Financing

On July 30, 2014, the Company entered into a convertible note purchase agreement for the issuance of up to $2.5 million in convertible notes, or Convertible Notes, with certain accredited investors and, as of the date of this report, the Company has issued and sold Convertible Notes in the aggregate principal amount of $150,000. The Convertible Notes bear simple interest at a rate of 5% per annum and all principal and accrued interest is due and payable two years from the date of issuance. Upon the closing of the first financing in which the Company sells shares of its equity securities for an aggregate consideration of at least $5 million (inclusive of the Convertible Notes), or such lesser amount as is approved by the Company and the holders of the majority of the principal amount of the Convertible Notes outstanding, all outstanding principal and accrued interest shall automatically convert into such equity securities at the same price per share payable by the investors in the financing. If no such financing occurs prior to the maturity date of the Convertible Notes, then at the Company’s option, the Company may convert such Convertible Notes into shares of its common stock at a price per share that would represent a pre-money valuation on a fully diluted basis of $50 million. Upon a change of control prior to conversion of the Convertible Notes, each holder will be entitled to receive, in lieu of all principal and accrued interest outstanding under such holder’s Convertible Note, repayment of the principal outstanding under such holder’s Convertible Note together with an amount equal to 20% of the principal outstanding under such holder’s Convertible Note. The Company offered and sold the convertible notes in reliance on Section 506 of Regulation D of the Securities Act of 1933, as amended, and comparable exemptions for sales to "accredited" investors under state securities laws.

Settlement

On July 2, 2014, a complaint was filed against us by the former president of Playbutton in the Supreme Court for the County of New York, New York (Index No. 652030/2014) alleging, among other matters, that we had failed to pay certain severance obligations.  On August 15, 2014, we entered into a settlement agreement pursuant to which we agreed to pay the plaintiff in the litigation a total of $60,000, with $30,000 being paid within five (5) business days after the effective date of the settlement agreement and the balance being paid in equal monthly installments over five (5) months.  In connection with the settlement, the plaintiff agreed to dismiss his claims with prejudice and we and the plaintiff each agreed to release all claims against the other.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis should be read in conjunction with our unaudited financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K filed with the SEC on March 31, 2014 and our subsequently filed periodic reports, which discuss our business in greater detail. See in particular our reports on Forms 10-K, 10-Q, and 8-K subsequently filed from time to time with the SEC.

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

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties, including those risks set forth in the section “Risk Factors” appearing in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and in Part II, Item 1A of this report. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

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

We commenced the sales of our Playbutton product in 2012 and to date most of our revenue from operations has been derived from our sale of the Playbuttons. We have completed the development of our EarPuff and EarTOPs products and KAP software, and we are currently pursuing licensing and distribution agreements with OEM and other industry participants. As of the date of this report, we have entered into a sales representation agreement with Wolfson Microelectronics PLC, however we have not entered into any agreements with OEMs or others or recognized revenue from the distribution and sale of our EarPuff, EarTOPs or KAP software.

Results of Operations

For the Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,	Three Months Ended June 30,
	2014	2013
Net sales	$36,976	$–
Gross margin	$8,328	$–
Operating expenses	$1,796,046	$244,407
Loss from operations	$(1,787,718)	$(244,407)
Other income (expense), net	$(94,862)	$(3,944)
Net loss	$(1,882,580)	$(248,351)
Loss per common share – basic and diluted	$(0.11)	$(0.03)

Revenue

We had net sales for the three months ended June 30, 2014 and 2013 of $36,976 and $0, respectively. Net sales were driven by the sale of 1,759 Playbutton units and $18,000 in Non-Recurring Engineering (NRE) Services Revenue during the second quarter of 2014. Net sales increased during the first quarter of 2014 compared to the prior year period as a result of the merger with Playbutton and increased activity in the OEM segment. Our net sales to date have been driven by purchases orders from music publishers and brands that are looking to purchase customized Playbuttons for a specific marketing project. These purchases orders require significant marketing, negotiating and pre-planning and involve a timeline of several months. During the reporting period we changed our sales activities for our Playbutton product line from a retail and arts and entertainment (A&E) sales focus to Business-to-Business (B2B) in order to cut operational costs and focus on higher margin and larger unit transactions that require less customization.

Gross Margin

Gross margin for the three months ended June 30, 2014 and 2013 was $8,328 and $0, respectively. The increase in gross margin was largely the result of increased revenue during the period as a result of the merger with Playbutton and increased activity in the OEM segment.

Operating Expenses

Operating expenses for the three months ended June 30, 2014 were $1,796,046, as compared to $244,407 for the three months ended June 30, 2013, an increase of $1,551,639. The increase in operating expenses is primarily the result of:

•	An increase in payroll and payroll related expenses of approximately $630,000 due to the hiring of new employees during 2014, employee benefits and the merger with Playbutton;
•	An increase in legal and professional fees in the amount of approximately $260,000 as a result of the merger with Playbutton, our financing activities, patent and trademark fees, public reporting requirements and business development consulting;
•	An increase in total selling, general and administrative expenses of approximately $185,000 as a result of the merger with Playbutton, increased travel and related expenses, increased advertising and related expenses, increased computer software and maintenance expenses, increased rent and recruiting expenses;
•	An increase in research and development expense of approximately $430,000 as a result of our ongoing development of our EarPuff, Playbutton, and KAP technologies and commercialization of our MyBeam technology; and
•	An increase in stock based compensation expense of $46,500. The increase was primarily due to stock awards issued in prior periods to consultants vesting in the current period.

Loss from Operations

Loss from operations for the three months ended June 30, 2014 was $(1,787,718), as compared to $(244,407) for the three months ended June 30, 2013. The increase in loss from operations was primarily attributable to the increase in operating expenses as detailed above.

Other Income (Expenses)

Other income (expenses) for the three months ended June 30, 2014 was $(94,862), as compared to $(3,944) for the three months ended June 30, 2013. Other income during the six months ended June 30, 2014 consisted of interest income of $430. Other expenses during the three months ended June 30, 2014 consisted primarily of liquidated damages of $(72,617) due to our failure to meet the filing deadline of our registration statement, $(21,026) of interest expense on convertible promissory notes and a loss on disposition of equipment of $(1,349). Other expenses during the three months ended June 30, 2013 consisted of $(3,944) of interest expense on convertible promissory notes.

Net Loss

Net loss for the three months ended June 30, 2014 was $(1,882,580) or loss per share of ($0.11), as compared to a net loss of $(248,351) or loss per share of ($0.03), for the three months ended June 30, 2013. The increase in net loss was primarily attributable to the significant increase in operating expenses and other income (expenses) as detailed above.

Inflation did not have a material impact on the Company’s operations for the period.

For the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,	Six Months Ended June 30,
	2014	2013
Net sales	$90,498	$5,000
Gross margin	$30,906	$5,000
Operating expenses	$3,324,674	$457,509
Loss from operations	$(3,293,768)	$(452,509)
Other income (expense), net	$(184,423)	$(4,685)
Net loss	$(3,478,191)	$(457,194)
Loss per common share – basic and diluted	$(0.23)	$(0.06)

Revenue

We had net sales for the six months ended June 30, 2014 and 2013 of $90,498 and $5,000, respectively. Net sales were driven by the sale of 4,129 Playbutton units during the first two quarters of 2014 and professional services revenue in 2013. Net sales increased during the first quarter of 2014 compared to the prior year period as a result of the merger with Playbutton and increased activity in the OEM segment. Our net sales to date have been driven by purchases orders from music publishers and brands that are looking to purchase customized Playbuttons for a specific marketing project. These purchases orders require significant marketing, negotiating and pre-planning and involve a timeline of several months. During the reporting period we changed our sales activities for our Playbutton product line from a retail and A&E sales focus to Business-to-Business (B2B) in order to cut operational costs and focus on higher margin and larger unit transactions that require less customization.

Gross Margin

Gross margin for the six months ended June 30, 2014 and 2013 was $30,906 and $5,000, respectively. The increase in gross margin was largely the result of increased revenue during the period as a result of the merger with Playbutton and an increase in activity in the OEM segment.

Operating Expenses

Operating expenses for the six months ended June 30, 2014 were $3,324,674, as compared to $457,509 for the six months ended June 30, 2013, an increase of $2,867,165. The increase in operating expenses is primarily the result of:

•	An increase in payroll and payroll related expenses of approximately $1,107,000 due to the hiring of new employees during 2014, employee benefits and the merger with Playbutton;
•	An increase in legal and professional fees in the amount of approximately $500,000 as a result of the merger with Playbutton, our financing activities, patent and trade mark fees, public reporting requirements and business development consulting;
•	An increase in total selling, general and administrative expenses of approximately $457,000 as a result of the merger with Playbutton, increased travel and related expenses, increased advertising and related expenses, increased computer software and maintenance expenses, increased rent and recruiting expenses;
•	An increase in research and development expense of approximately $750,000 as a result of our ongoing development of our EarPuff, Playbutton, and KAP technologies and commercialization of our MyBeam technology; and
•	An increase in stock based compensation expense of approximately $53,000. The increase was primarily due to stock awards issued in prior periods to consultants vesting in the current period.

Loss from Operations

Loss from operations for the six months ended June 30, 2014 was $(3,478,191), as compared to $(457,194) for the six months ended June 30, 2013. The increase in loss from operations was primarily attributable to the increase in operating expenses as detailed above.

Other Income (Expenses)

Other income (expenses) for the six months ended June 30, 2014 was $(184,423), as compared to $(4,685) for the six months ended June 30, 2013. Other income during the six months ended June 30, 2014 consisted of interest income of $1,006. Other expenses during the six months ended June 30, 2014 consisted primarily of liquidated damages of $(72,617) due to our failure to meet the filing deadline of our registration statement, $(111,163) of interest expense on convertible promissory notes and a loss on disposition of equipment of $(1,349). Other expenses during the six months ended June 30, 2013 consisted of $(4,685) of interest expense on convertible promissory notes.

Net Loss

Net loss for the six months ended June 30, 2014 was $(3,478,191) or loss per share of ($0.23), as compared to a net loss of $(457,194) or loss per share of ($0.06), for the six months ended June 30, 2013. The increase in net loss was primarily attributable to the significant increase in operating expenses and other income (expenses) as detailed above.

Inflation did not have a material impact on the Company’s operations for the period.

Liquidity and Capital Resources

As of June 30, 2014, we had approximately $429,000 of working capital. Subsequent to the reporting period but prior to this filing we commenced raising additional funds. We believe that our working capital on hand as of the date of this report along with increased revenue and additional funds raised will be sufficient to fund our plan of operations over the next 12 months. However, there can be no assurance that we will not require additional capital within the next 12 months. For example, in our Ear Puff line of business, we will endeavor to receive upfront payments from OEMs to cover custom tooling and early production. However, we may be unable to obtain upfront payments from the OEMs or we may want to forego upfront payment in order to obtain better commercial terms or we may encounter a situation where we need to ramp up our production faster than we are able to finance through payments from our OEM customers. In either situation, we may require additional capital for investment, operations and working capital. As another example, to date, we have been able to finance the production of our Playbutton products by way of upfront payments received from our customers at the time of their placement of a purchase order. While we believe that we will continue to be able to obtain advance deposits sufficient to fund production of non-retail purchase orders, there can be no assurance that this practice will not change as result of adverse economic conditions impacting our customers or otherwise. In the event we are no longer able to obtain advance deposits from non-retail customers or we acquire a large retail order, we may require additional capital in order to finance the production of product inventory. In the event we are no longer able to obtain advance deposits from non-retail customers or we acquire a large retail order, we will require additional capital in order to finance the production of product inventory. We would endeavor to acquire the required capital through commercial credit facilities, however there can be no assurance we would qualify for commercial debt financing on terms acceptable to us or at all. If commercial debt financing is unavailable, we would endeavor to acquire the additional capital through the sale of our debt or equity securities, the success of which there can be no assurance.

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

The following table summarizes total current assets, liabilities and working capital at June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
Current Assets	$1,130,655	$53,597
Current Liabilities	(701,745)	(1,882,350)
Working Capital (Deficit)	$428,910	$(1,828,753)

For the Six Months Ended June 30, 2014 and 2013

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2014 and 2013 was $3,298,800 and $308,136, respectively. The net loss for the six months ended June 30, 2014 and 2013 was $3,478,191 and $457,194, respectively. The increase in cash used in operating activities for the six months ended June 30, 2014 as compared June 30, 2013, was primarily for legal and professional fees due to the merger with Playbutton and our financing activities, payroll and payroll related expenses and research and development expenses used to develop our technologies.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2014 and 2013 was $199,617 and $0, respectively. During the six months ended June 30, 2014 this consisted of cash received of $199,617 as a result of the acquisition of Taida.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2014 and 2013 was $3,990,255 and $400,000, respectively. During the six months ended June 30, 2014 this consisted of gross proceeds of $4,772,475 as a result of our 2014 private placement partially offset by the payment of stock issuance costs of $332,220 and the repayment of convertible promissory notes in the amount of $450,000. During the six months ended June 30, 2013 the Company received proceeds of $400,000 from the issuance of convertible promissory notes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 15d-15 of the Securities Exchange Act of 1934.  Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in the Notes to Consolidated Financial Statements — Note 10. Subsequent Events, which is incorporated herein by reference.

Item 1A. Risk Factors

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Since we have a limited operating history, it is difficult for potential investors to evaluate our business. In January 2014, we acquired Taida Company, LLC, the owner of the assets and operations relating to our EarPuff, EarTOPS, BioFoam technology, KAP and software and MyBeam technology. Taida was formed in January 2010 and as of the date of this report has commenced limited revenue producing operations. Our limited operating history makes it difficult for potential investors to evaluate our historical or prospective operations. As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business. Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. Our business is dependent upon the implementation of our business plan. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of June 30, 2014 we had approximately $429,000 of working capital. Subsequent to the reporting period but prior to this filing we commenced raising additional funds. While we believe that our working capital on hand as of the date of this report along with increased revenue and additional funds will be sufficient to fund our operations for, at least, the next 12 months, there can be no assurance that we will not require significant additional capital within the next 12 months. For example, in our EarPuff line of business, we will endeavor to receive upfront payments from OEMs to cover custom tooling and early production. However, we may be unable to obtain upfront payments from the OEMs or we may want to forego upfront payment in order to obtain better commercial terms or we may encounter a situation where we need to ramp up our production faster than we are able to finance through payments from our OEM customers. In either situation, we may require additional capital for investment, operations and working capital. As another example, to date, we have been able to finance the production of our Playbutton products by way of upfront payments received from our customers at the time of their placement of a purchase order. While we believe that we will continue to be able to obtain advance deposits sufficient to fund production of non-retail purchase orders, there can be no assurance that this practice will not change as result of adverse economic conditions impacting our customers or otherwise. Also, in the event that we are able to secure a large retail order, for example an order for Playbutton music albums for distribution through Walmart, Target or the like, the retailer is unlikely to provide an adequate advance to build the required inventory. In the event we are no longer able to obtain advance deposits from non-retail customers or we acquire a large retail order, we may require additional capital in order to finance the production of product inventory.

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

We are continuing to develop customer acceptance of our Playbutton products and we have not yet launched our EarPuff, EarTOPS or KAP products and software. Until such time as our products and software are widely accepted in the marketplace we do not expect to achieve a profitable level of operations. While we have completed the development of our EarPuff and EarTOPS products and our KAP software, we have not generated any significant revenue from their sale or licensing nor have we entered into any agreements with OEMs or others with respect to the licensing of our Ear Puff or EarTOPS or our KAP software. We may be unable to generate sufficient demand for our products and software. If we fail to generate sufficient demand for our products and software, we may be unable to sustain operations or generate a return to investors. No independent organization has conducted market research providing management with independent assurance from which to estimate potential demand for our products and software. The overall market may not be receptive to our products, and we may not successfully compete in the target market for our products.

Our products are subject to certain licensing requirements and we may not be able to maintain those licensed rights. The primary component of our EarPuff and EarTOPS products is BioFoam, a proprietary soy-based product which we license from its owner. Pursuant to a collaboration agreement between us and the owner of the BioFoam product, we hold the exclusive right, for a seven period ending October 2020, to manufacture and sell wearable electronics, sensors and audio products utilizing BioFoam. Our continuing rights to the BioFoam product are subject to customary terms and conditions and our failure to comply with those terms and conditions could result in the loss of our rights to use the BioFoam product. We also acquired a license to the patented MyBeam technology and device pursuant to a license granted by the University of California. Our MyBeam license agreement imposes certain conditions on our continued license rights, including our commitment to spend the funds necessary to successfully commercialize the licensed products, currently estimated to be $3 million, and successfully develop the first prototype by December 1, 2014 and introduce the first licensed product for sale in the US by June 30, 2015. The loss of our rights to use the BioFoam product or MyBeam technology for any reason would have a material adverse effect on our operations and prospects and could result in the termination of the line of products impacted by the loss of license rights.

We depend upon a limited number of third-party suppliers to provide our component parts and manufacture our finished products, and any disruptions in the operations, or the loss, of any of these third parties, could harm our ability to meet our delivery obligations to our customers, reduce our revenues, increase our cost of sales and harm our business. We have exclusive materials sourcing and manufacturing contracts for our EarPuff and EarTOPS products and any future products incorporating BioFoam. While these contracts provide us with certain strategic and competitive advantages, they also provide a reliance on our supply and manufacturing partners. We have attempted to mitigate our dependence on our supplier and manufacturer of BioFoam-based products by including provisions in our agreements that provide for additional manufacturing partners in certain circumstances. Were we to need to move to other suppliers of our BioFoam based products, there would most likely be time delays and additional capital investment required which would impact our operations and may put delivery commitments to our customers at risk. With respect to our Playbutton product, we source all of our component parts from suppliers in Asia, primarily China, and our Playbutton products are manufactured by third-party contract manufacturers located in China.

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

There is no public trading market for our stock. As of the date of this report, there is no public trading market for our common stock, and we do not expect a liquid public trading market to develop in the near future. In August 2013, we commenced (under our prior name of PlayButton Corporation) the process of seeking approval from FINRA for the quotation of our common shares on the OTC Bulletin Board;  however, we suspended the approval process pending the completion of our acquisition of Taida and our concurrent private placement of our common shares.   Our board of directors believes that seeking to list our shares for trading on the OTC Bulletin Board at this time is not in the best interests of our company or in the best interests of our stockholders.  In particular, we are still in the early stages of development and do not satisfy the initial listing requirements for listing on a national securities exchange such as the New York Stock Exchange (including the NYSE MKT, previously AMEX) or the Nasdaq Stock Market.   While we could at some point determine to pursue a listing on the OTC Bulletin Board, for companies whose securities are traded in the OTC Bulletin Board, we believe it is more difficult to obtain accurate quotations, needed capital, or coverage for significant news events because major wire services generally do not publish information about such companies.

No Dividends. We do not expect to pay cash dividends on our common stock in the foreseeable future.

Control By Management May Limit Your Ability to Influence the Outcome of Director Elections and Other Transactions Requiring Stockholder Approval. As of the date of this report, our directors and executive officers beneficially own approximately 42.3% of our outstanding common stock. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how our other stockholders, including investors in the offering, may vote, including the following actions to:

•	elect or defeat the election of our directors;

•	amend or prevent amendment of our certificate of incorporation or bylaws;

•	effect or prevent a merger, sale of assets or other corporate transaction; and

•	control the outcome of any other matter submitted to our stockholders for vote.

Such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Item 5. Other Information

Certain information with respect to this item may be found in the Notes to Consolidated Financial Statements — Note 10. Subsequent Events, which is incorporated herein by reference.

KAP Software Agreement

On August 14, 2014, we entered into an asset purchase agreement with Alan Kraemer, our CTO, EVP Software, pursuant to which Mr. Kraemer assigned to us all of his intellectual property rights relating to the KAP Software in exchange for certain royalty payments on sales of product and license revenue attributable to our commercialization of the KAP Software.  Per unit royalty payments under the asset purchase agreement vary based on the specific application of the KAP Software in a product, and under the terms of the asset purchase agreement, Mr. Kraemer is entitled to receive payments equal to ten percent (10%) of net sales or net licensing fees arising from sales or licensing of KAP software. The foregoing description of the asset purchase agreement does not purport to be complete and is qualified in its entirety by reference to the asset purchase agreement, a copy of which will be filed with our next quarterly report on Form 10-Q.

BoomCloud 360 Agreement

On August 18, 2014, we entered into an exclusive collaboration agreement with BoomCloud 360 Inc., or BoomCloud, pursuant to which we granted to BoomCloud the exclusive right to commercialize hardware products and enhanced audio streaming services utilizing our various technologies within the wireless carrier and online streaming market segments. In exchange for the foregoing rights, we will receive a one-time, non-creditable, and non-refundable exclusivity fee of $500,000 and a royalty on net revenue generated by BoomCloud from the commercialization of the enhanced audio streaming services from BoomCloud.  With respect to hardware products, we will supply BoomCloud with all core technology components (and in some cases, finished products) under a cost-plus arrangement.  We will also provide BoomCloud with professional services at our standard rates upon request.  BoomCloud’s exclusivity is for a period of 5 years following commercial launch (which is not expected to occur before the third quarter of fiscal 2015), but which can be converted to a non-exclusive right if BoomCloud fails to pay $2.0 million in aggregate royalties over such 5-year period. In the event the exclusivity has not been converted to non-exclusivity, then BoomCloud’s exclusive rights continue for at least 8 years, at which point, commencing as of year 8 of exclusivity, BoomCloud must pay at least $1.0 million in annual royalties in order to maintain exclusivity.  The foregoing description of the exclusive collaboration agreement does not purport to be complete and is qualified in its entirety by reference to the exclusive collaboration agreement, a copy of which will be filed with our next quarterly report on Form 10-Q.

Appointment and Transition of Officers

On August 18, 2014, our board of directors appointed Michelle Hays to serve as our new Chief Financial Officer, Treasurer, and Secretary, effective on August 20, 2014. We requested Mr. Silva transition his responsibilities from accounting, finance, and other administrative operations to solely focus on transactions, and Mr. Silva has accepted. Accordingly, the Board reconfirmed Michael P. Silva’s continuing status as Executive Vice President, Corporate Development. Effective as of August 20, 2014, Mr. Silva will no longer serve as our Chief Financial Officer, Treasurer, or Secretary.

There are no arrangements or understandings between Ms. Hays and any other person pursuant to which Ms. Hays was appointed as our Chief Financial Officer. There are no family relationships between Ms. Hays and any of our directors or executive officers. There are no transactions between Ms. Hays and us that would be reportable under Item 404(a) of Regulation S-K.

Prior to joining us, from May 2013 to July 2014, Ms. Hays, age 51, served as Chief Financial Officer of Sally Ride Science, Inc., a provider of college and career readiness training and tools focusing on STEM education. From April 2012 to May of 2013, Ms. Hays provided financial consulting services to multiple emerging companies, both public and private, in software and hardware technology markets. From July 2008 to April 2012, Ms, Hays was the Chief Administrative Officer and Vice President of Finance for Anvita Health, a clinical analytics software company that is now a wholly-owned subsidiary of Humana, Inc. She is a Certified Public Accountant in the State of California and holds a BBA in Financial Accounting from National University.

Amendment to Silva Employment Offer Letter

In connection with Mr. Silva’s transition, we and Mr. Silva entered into an amendment, dated effective as of August 20, 2014, to his existing offer letter, which was dated effective as of February 1, 2014 and ratified and approved by our board of directors on May 19, 2014. A summary of the material terms and conditions of Mr. Silva’s amended offer letter is set forth below. The following description of the amended offer letter does not purport to be complete and is qualified in its entirety by reference to the amended offer letter, a copy of which will be filed with our next quarterly report on Form 10-Q.

Under the terms of the amended offer letter, (i) Mr. Silva will transition to Executive Vice President, Corporate Development effective as of August 20, 2014; (ii) through September 30, 2014, he will be entitled to resign for “Good Reason” (as defined in the existing offer letter) based on his no longer serving as our Chief Financial Officer and  to receive certain severance benefits described below; and (iii) should the Company terminate Employee's employment at any time in the 12 months from the effective date of the amendment for any reason other than “Cause,” he will be entitled to the severance benefits described below.  Under the terms of our offer letter, as amended, in the event Mr. Silva resigns with “Good Reason” or we terminate Mr. Silva’s employment without “Cause,” he will become entitled to the following benefits, subject to his executing a general release of claims within 30 days following termination and his continuing to comply with his obligations under his proprietary information and inventions assignment agreement:   (i) a lump sum payment of $180,000 (reflecting his annual base salary, which was not modified as part of the amendment described above);  (ii) vesting acceleration of unvested equity incentive awards; and (iii) if he elects continued coverage under COBRA, reimbursement of the COBRA premiums necessary to continue the medical insurance coverage in effect on the termination date for Mr. Silva and his eligible dependents for the first six months of such coverage (provided that such COBRA reimbursement shall terminate on such earlier date as Mr. Silva is no longer eligible for COBRA coverage).

Hays Employment Offer Letter

On August 18, 2014, our board of directors approved the terms of an offer letter for Ms. Hays. A summary of the material terms and conditions of Ms. Hays’ employment offer letter is set forth below.  The following description does not purport to be complete and is qualified in its entirety by reference to the offer letter, a copy of which will be filed with our next quarterly report on Form 10-Q.

Under the terms of the offer letter, (i) Ms. Hays will receive a base salary of $180,000 per year; (ii) she will be eligible to earn an annual discretionary bonus of up to 50% of her annual base salary, based on factors determined by her and our board of directors, including achievement of performance objectives; (iii) we will recommend to our board that it authorize and issue an option to purchase 200,000 shares of our common stock under our equity incentive plan vesting in equal monthly tranches following her start date, subject to acceleration events in the event of a Change of Control or a Separation of Service (as such terms are defined in the offer letter). In addition, should we terminate Ms. Hays’ employment without Cause or should she resign for Good Reason (as such terms are defined in the offer letter), and subject to Ms. Hays executing a general release of all claims within 30 days following termination and continuing to comply with her obligations under her proprietary information and inventions assignment agreement, Ms. Hays will be entitled to receive the following severance benefits: (i) a lump sum payment equal to one year of her salary then in effect on the effective date of termination; (ii) vesting acceleration of unvested equity incentive awards; and (iii) if she elects continued coverage under COBRA, reimbursement of the COBRA premiums necessary to continue her medical insurance coverage in effect on the termination date for Ms. Hays and her eligible dependents for the first six months of coverage (provided that such COBRA reimbursement shall terminate on such earlier date as she is no longer eligible for COBRA coverage).

Ms. Hays will also execute our standard form of indemnification agreement, a copy of which has been filed as Exhibit 10.9 to our Registration Statement on Form S-1 (File No. 333-188611) filed with the Securities and Exchange Commission on May 15, 2013 and is incorporated herein in its entirety by reference.

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

COMHEAR, INC.

Date:	August 20, 2014	By:	/s/ Randy Granovetter
Randy Granovetter
Chief Executive Officer

