Form 10-K/A
period 2013-12-31
ComHear, Inc.
filed 2014-09-05
CIK 1561299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 333-188611

COMHEAR, INC.

(Exact name of registrant as specified in its charter)

Delaware	44-1186821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8677 Villa La Jolla Drive, Suite 353

La Jolla, California 92037

(Address of principal executive offices) (Zip Code)

(619) 722-0639

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended.    Yes  ☒   No  ☐*

[Note: The Registrant is a voluntary filer.]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates: ComHear, Inc. common equity is not registered with the Securities and Exchange Commission and there is no ascertainable market value for such common equity.

The number of shares of the registrant’s common stock outstanding as of August 29, 2014 was 17,115,059.

Documents incorporated by reference: None.

Explanatory Note

ComHear, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2013, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014 (the “Original Filing”), as an exhibit-only filing in response to comments received from the SEC regarding the Company’s request for confidential treatment of certain portions of Exhibits 10.13 and 10.15. The sole purpose of this Amendment is to re-file unredacted copies of Exhibits 10.13 and 10.15 to address comments received from the SEC in connection with its review of the Company’s confidential treatment request for certain portions of Exhibits 10.13 and 10.15. In addition, as required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Except as described above, no other amendments or updates have been made to the Original Filing. This Amendment speaks as of the date of the Original Filing and does not reflect events occurring after the date of the Original Filing or modify or update in any way disclosures made in the Original Filing that may have been affected by subsequent events.

i

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3)	Exhibits

The exhibits required by Item 601 of Regulation S-K are listed below.

(b)	Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission.

Number	Exhibit Description	Method of Filing

3.1	Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on May 15, 2013

3.2	Amendment to Certificate of Incorporation of the Registrant filed with Delaware Secretary of State on February 21, 2013	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on May 15, 2013

3.3	Amendment to Certificate of Incorporation of the Registrant filed with Delaware Secretary of State on January 28, 2014	Previously filed on March 31, 2014 with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

3.3	Bylaws of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on May 15, 2013

4.1	Specimen Stock Certificate	Previously filed on March 31, 2014 with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

4.2	Form of private placement warrant issued by Registrant in 2012 private placements	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on May 15, 2013

10.1*	Unit Award Agreement dated March 1, 2012 between Playbutton, LLC and Adam Tichauer	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on May 15, 2013

10.2*	Registrant’s 2012 Equity Incentive Plan	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on May 15, 2013

10.3	Unit Exchange Agreement dated October 15, 2012 between Registrant, Playbutton, LLC and the members of Playbutton, LLC	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on May 15, 2013

10.4	Intellectual Property Purchase Agreement dated October 15, 2012 between Registrant, Playbutton, LLC and Parte, LLC	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on May 15, 2013

10.5	License Agreement dated October 15, 2012 between Playbutton, LLC and Parte, LLC	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on May 15, 2013

10.6	Form of Registration Rights Agreement dated October 17, 2012 between Registrant and selling stockholders	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on May 15, 2013

10.7	Amendment No. 1 dated March 14, 2013 to Registration Rights Agreement dated October 17, 2012 between Registrant and selling stockholders	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on May 15, 2013
1

10.8	Form of Indemnification Agreement between Registrant and its officers and directors	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on May 15, 2013

10.9	Unit Exchange Agreement dated December 5, 2013 between Registrant, Taida Company, LLC and the members of P Taida Company, LLC	Previously filed on March 31, 2014 with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

10.10	Stock Repurchase Agreement dated November 12, 2013 between Registrant and Parte, LLC	Previously filed on March 31, 2014 with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

10.11	Form of Registration Rights Agreement dated December 4, 2013 between Registrant and selling stockholders	Previously filed on March 31, 2014 with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

10.12**	License Agreement dated February 1, 2014 between Registrant and the Regents of the University of California	Previously filed on March 31, 2014 with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

10.13	Multiple Project Research Agreement dated February 4, 2014 between Registrant and the Regents of the University of California	Filed electronically herewith

10.14**	Agreement dated December 13, 2013 between Taida Company, LLC and Wolfson Microelectronics, PLC.	Previously filed on March 31, 2014 with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

10.15	Confidentiality, Collaboration and Supply Agreement dated December 1, 2013	Filed electronically herewith

21.1	List of subsidiaries of Registrant.	Previously filed on March 31, 2014 with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Previously filed on March 31, 2014 with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

31.1A	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Previously filed on March 31, 2014 with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

31.2A	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Previously filed on March 31, 2014 with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

101.INS***	XBRL Instance Document	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 31, 2014

101.SCH***	XBRL Taxonomy Extension Schema Document	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 31, 2014

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 31, 2014

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 31, 2014

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 31, 2014

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 31, 2014

* Indicates management compensatory plan, contract or arrangement.

** Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

*** Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMHEAR, INC.

Date: September 5, 2014	By:	/s/ Randy Granovetter
Randy Granovetter, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randy Granovetter	Chief Executive Officer and Director	September 5, 2014
Randy Granovetter

/s/ Michelle Hays	Chief Financial Officer	September 5, 2014
Michelle Hays

/s/ Mark Hill	Director	September 5, 2014
Mark Hill

/s/ Robert Kutnick	Director	September 5, 2014
Robert Kutnick

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

During the Registrant’s fiscal year ended December 31, 2013, it did not send to its stockholders (1) any annual report to security holders; or (2) any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders.

INDEX TO EXHIBITS

Number	Exhibit Description	Method of Filing

3.1	Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on May 15, 2013

3.2	Amendment to Certificate of Incorporation of the Registrant filed with Delaware Secretary of State on February 21, 2013	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on May 15, 2013

3.3	Amendment to Certificate of Incorporation of the Registrant filed with Delaware Secretary of State on January 28, 2014	Previously filed on March 31, 2014 with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

3.3	Bylaws of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on May 15, 2013

4.1	Specimen Stock Certificate	Previously filed on March 31, 2014 with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

4.2	Form of private placement warrant issued by Registrant in 2012 private placements	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on May 15, 2013

10.1*	Unit Award Agreement dated March 1, 2012 between Playbutton, LLC and Adam Tichauer	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on May 15, 2013

10.2*	Registrant’s 2012 Equity Incentive Plan	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on May 15, 2013

10.3	Unit Exchange Agreement dated October 15, 2012 between Registrant, Playbutton, LLC and the members of Playbutton, LLC	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on May 15, 2013

10.4	Intellectual Property Purchase Agreement dated October 15, 2012 between Registrant, Playbutton, LLC and Parte, LLC	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on May 15, 2013

10.5	License Agreement dated October 15, 2012 between Playbutton, LLC and Parte, LLC	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on May 15, 2013

10.6	Form of Registration Rights Agreement dated October 17, 2012 between Registrant and selling stockholders	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on May 15, 2013

10.7	Amendment No. 1 dated March 14, 2013 to Registration Rights Agreement dated October 17, 2012 between Registrant and selling stockholders	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on May 15, 2013

10.8	Form of Indemnification Agreement between Registrant and its officers and directors	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on May 15, 2013
5

10.9	Unit Exchange Agreement dated December 5, 2013 between Registrant, Taida Company, LLC and the members of P Taida Company, LLC	Previously filed on March 31, 2014 with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

10.10	Stock Repurchase Agreement dated November 12, 2013 between Registrant and Parte, LLC	Previously filed on March 31, 2014 with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

10.11	Form of Registration Rights Agreement dated December 4, 2013 between Registrant and selling stockholders	Previously filed on March 31, 2014 with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

10.12**	License Agreement dated February 1, 2014 between Registrant and the Regents of the University of California	Previously filed on March 31, 2014 with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

10.13	Multiple Project Research Agreement dated February 4, 2014 between Registrant and the Regents of the University of California	Filed electronically herewith

10.14**	Agreement dated December 13, 2013 between Taida Company, LLC and Wolfson Microelectronics, PLC.	Previously filed on March 31, 2014 with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

10.15	Confidentiality, Collaboration and Supply Agreement dated December 1, 2013	Filed electronically herewith

21.1	List of subsidiaries of Registrant.	Previously filed on March 31, 2014 with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Previously filed on March 31, 2014 with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

31.1A	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Previously filed on March 31, 2014 with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

31.2A	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Previously filed on March 31, 2014 with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

101.INS***	XBRL Instance Document	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 31, 2014

101.SCH***	XBRL Taxonomy Extension Schema Document	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 31, 2014

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 31, 2014

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 31, 2014

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 31, 2014

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 31, 2014

* Indicates management compensatory plan, contract or arrangement.

** Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

*** Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

